Form 10-Q
period 1996-06-30
SYLVAN INC
filed 1996-08-02
CIK 861291

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18339

                                  SYLVAN INC.

             (Exact name of registrant as specified in its charter)

            NEVADA                                       25-1603408
            ------                                       ----------
 (State or other jurisdiction of            (IRS Employer Identification No.)
 Incorporation or organization)

    828 SOUTH PIKE ROAD, SARVER, PA                           16055
    -------------------------------                           -----
(Address of principal executive offices)                    (Zip Code)

                                 (412) 295-3910
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X                No
                               ---                   ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT JUNE 28, 1996
            -----                                  ----------------------------
Common Stock - $.001 Par Value                              6,355,230

                          SYLVAN INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE NO.
                                                                                      --------
Part I - FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Balance Sheets
               June 30, 1996 and December 31, 1995.....................................  3

               Condensed Consolidated Statements of Income, Three Months
               Ended June 30, 1996 and July 2, 1995....................................  5

               Condensed Consolidated Statements of Income, Six Months
               Ended June 30, 1996 and July 2, 1995....................................  6

               Condensed Consolidated Statements of Cash Flows, Six
               Months Ended June 30, 1996 and July 2, 1995.............................  7

               Notes to Condensed Consolidated Financial Statements
               June 30, 1996...........................................................  8

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations........................... 11

Part II - OTHER INFORMATION

      Item 1.  Legal Proceedings ...................................................... 15

      Item 4.  Submission of Matters to a Vote of Security Holders..................... 15

      Item 6.  Exhibits and Reports on Form 8-K........................................ 15

Item 1. - Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                          Sylvan Inc. and Subsidiaries
                                 (In Thousands)

                                                                          JUNE 30, 1996         DECEMBER 31, 1995
                                                                          -------------         -----------------
                                                                           (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                                 $ 5,199                 $ 5,375
   Trade accounts receivable, net of allowance
      for doubtful accounts of $944 and $1,088, respectively                   8,648                   9,025
   Inventories                                                                 7,519                   6,849
   Deferred income tax benefit                                                   493                     493
   Prepaid expenses and other current assets                                   1,994                   1,410
- - - -----------------------------------------------------------------------------------------------------------------

      Total current assets                                                    23,853                  23,152

Property, plant and equipment, net                                            43,835                  42,492

Intangible assets, net of accumulated amortization
   of $2,049 and $1,794, respectively                                         10,158                  10,754

Other assets, net of accumulated amortization
   of $1,087 and $997, respectively                                            5,480                   5,386
- - - -----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                 $83,326                 $81,784
=================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                          Sylvan Inc. and Subsidiaries
                        (In Thousands Except Share Data)

                                                                         JUNE 30, 1996         DECEMBER 31, 1995
                                                                         -------------         -----------------
                                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                                                  $ 2,527                 $ 4,197
   Current portion of long-term debt                                             211                   1,559
   Accrued salaries, wages and other employee benefits                         3,550                   4,030
   Accrued interest                                                              438                     289
   Other accrued liabilities                                                   2,230                   2,477
- - - ----------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                8,956                  12,552
- - - ----------------------------------------------------------------------------------------------------------------

Long-term and revolving term debt                                             30,144                  26,842
- - - ----------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Postretirement medical benefits                                             5,440                   5,755
   Other employee benefits                                                       551                     955
   Other                                                                       1,793                   2,045
- - - ----------------------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                        7,784                   8,755
- - - ----------------------------------------------------------------------------------------------------------------

CONTINGENT LIABILITIES (See Note 2)

SHAREHOLDERS' EQUITY:
   Common Stock, voting, par value $.001, 10,000,000 shares authorized,
     6,451,455 and 6,354,792 shares issued and 6,355,230 and 6,258,567 shares outstanding at June 30, 1996 and December 31, 1995,
     respectively                                                                  6                       6
   Common capital contributed in excess of par                                14,101                  13,070
   Retained earnings                                                          24,424                  21,019
   Less:  Treasury Stock, at cost, 96,225 shares
     at June 30, 1996 and December 31, 1995                                     (281)                   (281)
   Cumulative translation adjustment                                           1,171                   2,800
   Pension adjustment                                                         (2,979)                 (2,979)
- - - ----------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                              36,442                  33,635
- - - ----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $83,326                 $81,784
================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                          Sylvan Inc. and Subsidiaries
                  (Unaudited, In Thousands Except Share Data)

                                                                         -------- Three Months Ended ---------
                                                                         JUNE 30, 1996            JULY 2, 1995
                                                                         -------------            ------------
NET SALES                                                                    $18,730                 $18,085
- - - --------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                              10,636                  10,099
   Noncash interest cost of employee benefits                                     51                     120
   Selling, administration, research and development                           4,480                   4,157
   Depreciation                                                                1,038                   1,013
- - - --------------------------------------------------------------------------------------------------------------
                                                                              16,205                  15,389
- - - --------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                               2,525                   2,696

INTEREST EXPENSE, NET, INCLUDING
   AMORTIZATION OF DEBT ISSUANCE COST                                            585                     697

OTHER INCOME                                                                      14                     119
- - - --------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                     1,954                   2,118

PROVISION FOR INCOME TAXES                                                       411                     681
- - - --------------------------------------------------------------------------------------------------------------


NET INCOME                                                                   $ 1,543                 $ 1,437
- - - --------------------------------------------------------------------------------------------------------------


NET INCOME PER SHARE                                                         $  0.24                 $  0.23
- - - --------------------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF SHARES (See Note 1)                             6,465,735               6,336,662
==============================================================================================================


   The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                          Sylvan Inc. and Subsidiaries
                  (Unaudited, In Thousands Except Share Data)

                                                                         ---------- Six Months Ended ---------
                                                                         JUNE 30, 1996            JULY 2, 1995
                                                                         -------------            ------------
NET SALES                                                                    $38,867                 $37,140
- - - --------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                              21,874                  20,785
   Noncash interest cost of employee benefits                                    151                     201
   Selling, administration, research and development                           9,112                   8,402
   Depreciation                                                                2,074                   1,965
- - - --------------------------------------------------------------------------------------------------------------
                                                                              33,211                  31,353
- - - --------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                               5,656                   5,787

INTEREST EXPENSE, NET, INCLUDING
   AMORTIZATION OF DEBT ISSUANCE  COST                                         1,158                   1,352

OTHER INCOME                                                                     129                     171
- - - --------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                     4,627                   4,606

PROVISION FOR INCOME TAXES                                                     1,222                   1,520
- - - --------------------------------------------------------------------------------------------------------------


NET INCOME                                                                   $ 3,405                 $ 3,086
- - - --------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE                                                         $  0.53                 $  0.49
- - - --------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES (See Note 1)                             6,433,759               6,274,876
==============================================================================================================


   The accompanying notes are an integral part of these financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Sylvan Inc. and Subsidiaries
                           (Unaudited, In Thousands)

                                                                          ---------- Six Months Ended ---------
                                                                          JUNE 30, 1996            JULY 2, 1995
                                                                          -------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 3,405                 $ 3,086
   Adjustments to reconcile net income to net cash provided
     from operating activities:
        Depreciation and amortization                                          2,419                   2,280
        Deferred income taxes                                                     73                     363
        Noncash interest cost of employee benefits                               151                     201
        Net gain on sale of assets                                                 7                     (40)
        Stock option compensation expense                                        158                     158
        Trade accounts receivable                                                377                   1,415
        Inventories                                                             (670)                   (687)
        Prepaid expenses and other assets                                       (427)                 (1,519)
        Accounts payable and accrued liabilities                              (1,913)                  1,010
        Postretirement medical and other employee benefits                    (1,349)                 (2,900)
- - - -------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                          2,231                   3,367
- - - -------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net expenditures for property, plant and equipment                         (4,146)                 (3,921)
- - - -------------------------------------------------------------------------------------------------------------

           Net cash used in investing activities                              (4,146)                 (3,921)
- - - -------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from European bank loans                                               0                   7,353
   Principal payments on long-term debt                                       (5,755)                 (1,511)
   Net borrowings under revolving credit line                                  8,096                   1,425
   Net proceeds from exercise of stock options                                   693                     120
- - - -------------------------------------------------------------------------------------------------------------

           Net cash provided by financing activities                           3,034                   7,387
- - - -------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                              (1,295)                  1,763
- - - -------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                                             (176)                  8,596

CASH AND CASH EQUIVALENTS, beginning of period                                 5,375                   5,555
- - - -------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                    $  5,199                 $14,151
=============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                            $  1,001                 $ 1,527
   Income taxes paid                                                        $  1,408                 $   677



   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                                 June 30, 1996
                                  (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      GENERAL

      These condensed consolidated financial statements of Sylvan Inc. ("Sylvan") (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders and its Form 10-K for the year ended December 31, 1995.

      CASH

      The Company maintains cash balances of approximately $3.0 million with a U.S. bank in support of a letter of credit issued to a European bank.

      INVENTORIES

      Inventories at June 30, 1996 and December 31, 1995 consisted of the following (in thousands):

                                              JUNE 30, 1996       DECEMBER 31, 1995
                                              -------------       -----------------
          Growing crops and compost material      $3,760               $3,532
          Stores and other supplies                1,717                1,690
          Mushrooms and spawn on hand              2,042                1,627
                                                  ------               ------
                                                  $7,519               $6,849
                                                  ======               ======

      EARNINGS PER COMMON SHARE

      Earnings per Common share for the three months and six months ended June 30, 1996 were calculated using the weighted average number of Common shares outstanding during the period and included the effect of stock options outstanding. Pursuant to the Company's 1990 and 1993 Stock Option Plans, options for a total of 910,417 shares of the Company's Common Stock have been granted and options for a total of 306,662 of these shares have been exercised as of June 30, 1996.

2.    CONTINGENT LIABILITIES:

      Certain of the Company's subsidiaries are self-insured for employee medical benefits claims up to a limit of $50,000 per occurrence and also for claims filed under Pennsylvania workers' compensation laws. Workers' compensation claims for medical and lost wages in excess of $350,000 are covered by an insurance policy.

3.    FOREIGN CURRENCY TRANSLATION:

      Assets and liabilities of non-U.S. operations are translated into U.S. dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the quarter. The resulting net translation adjustments are recorded as a separate component of shareholders' equity.

4.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      On June 1, 1996 the Company entered into a successor Revolving Credit Agreement ("New Agreement") with two commercial banks. The New Agreement amends and restates the Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 19, 1991 and last amended as of August 1, 1995 ("Old Agreement"). It provides for revolving credit loans on which the aggregate outstanding balance available to the Company may not initially exceed $45.0 million, but this aggregate outstanding balance will decline over the life of the New Agreement as follows:

                                           MAXIMUM AGGREGATE
                  YEAR BEGINNING          OUTSTANDING BALANCE
                  --------------          -------------------
                   June 1, 1996               $45.0 million
                   June 1, 1998                40.0 million
                   June 1, 1999                35.0 million
                   June 1, 2001                25.0 million
                   June 1, 2002                20.0 million

      Outstanding borrowings under the New Agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin), at the Company's option.

      The revolving credit loans mature on May 31, 2003. Within and under the same terms and conditions as the revolving credit loan facility, the Company may also borrow up to the U.S. dollar equivalent of $6.0 million, denominated in Dutch guilders. Such borrowings may only be made outside the United States.

      In addition to certain other restrictions, the New Agreement provides for the maintenance of various financial covenants, including limitations as to incurring additional indebtedness, granting security interests to third parties, spending for capital projects and paying dividends. The Company has pledged to the lending banks a security interest in the capital stock of its subsidiaries.

      The Company utilized monies under the New Agreement to repay term loans outstanding under the Old Agreement and has allocated $2.0 million of its credit capacity to support stand-by letters of credit which the Company was required to obtain in connection with the self-insurance of its subsidiaries' workers' compensation claims. On June 30, 1996, the Company had outstanding borrowings under the New Agreement of $18.3 million.

      The Company has two interest rate swap agreements which apply to $10.0 million of the Company's total long-term debt. The Company is required to pay a weighted interest rate over the life of the agreements of 7.61% plus the applicable margin. The balance of long-term debt continues to be subject to variable interest rate pricing.

      The Company has an agreement with a French bank which enables it to borrow 15 million French francs at an interest rate based on a Paris Interbank Offered Rate plus the applicable margin with repayment due January 1998.

      The Company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At June 30, 1996, term loans amounting to 5.6 million Dutch guilders (approximately $3.3 million) were outstanding under this agreement.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          Sylvan Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended June 30, 1996 was $1.1 million, or 34%, below net cash provided for the comparable period in 1995, despite a net income increase of $0.3 million or 10%. Trade working capital (inventories, net trade receivables and trade payables) decreased by $2.2 million in the first six months of 1996, compared with an increase of $1.7 million in the comparable period of 1995. The movement in trade receivables in 1996 is consistent with underlying trends in product sales and other seasonal factors. Year-end trade receivables in 1994 were distorted by factors relating to the start-up of the Company's Australian subsidiary. As a result, the 1995 decrease was unusually large. Trade payables decreased $1.9 million following payments related to capital projects that were in progress in 1995 and completed in 1996. Inventory levels increased in both periods. Straw inventories at the Quincy Farms unit increased, due in part to the production cutback and to expected seasonal purchasing patterns. Spawn inventories increased in line with the additional production capacity brought on line in late 1995 and early 1996 in Europe. The change in prepaid expenses and other assets, which are largely denominated in French francs, was caused by currency fluctuations as the U.S. dollar strengthened during 1996. Postretirement medical and other employee benefit expenditures amounted to $1.3 million during the first six months of 1996, compared with $2.9 million in the 1995 period. The Company expects that payments to settle the remaining outstanding workers' compensation cases will decrease to approximately $1.0 million for 1996, compared with a total expenditure of $2.5 million in 1995.

During the first six months of 1996, the U.S. dollar has strengthened against most foreign currencies. The Company translates the foreign currency-denominated balance sheets of its subsidiaries at the spot exchange rate in effect on the last day of the applicable reporting date. The effect of a stronger U.S. dollar reduces the U.S. dollar equivalent value of foreign currency-denominated assets and liabilities. The effect of these currency translation-related value changes are reflected in the $1.6 million reduction in the cumulative translation account component of shareholders' equity.

Capital expenditures in the first six months of 1996 amounted to $4.1 million, compared with $3.9 million in the first six months of 1995. Major capital projects completed during 1996 include the spawn inoculum production facility in Pennsylvania and the spawn production plant in Australia. In addition, a spawn production plant is under construction in Hungary and it is expected to be completed in 1997. Funding for this and other capital projects will be provided by a combination of existing cash balances, internal cash flows and credit facilities. The Company maintains more than 75% of its cash balances in foreign currencies in non-U.S. financial institutions to support offshore capital projects.

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, Long-Term Debt and Borrowing Arrangements, the Company modified its existing credit facilities to provide increased credit resources with longer repayment terms, improved pricing and favorable changes in security and covenant requirements.

The Company did not make a federal income tax deposit in the six months ended June 30, 1996. It is expected that such deposits will be required during the remainder of the fiscal year.

RESULTS OF OPERATIONS (Three Months Ended June 30, 1996 and July 2, 1995)

NET SALES

Net sales for the three months ended June 30, 1996 increased 4%, but included a mix shift between products. Fresh mushroom revenues declined 11%, due to a 14% reduction in units sold. The planned reduction announced at the end of the first quarter was in full effect for the second quarter. Average price per pound sold increased to $1.21 per pound from $1.15 per pound in the prior-year quarter. This increase in average realized price resulted from an increase in the proportion of mushrooms sold through fresh distribution channels. This percentage increased to 94% for the quarter ended June 30, 1996 from 86% in 1995. Net sales from spawn and spawn-related products increased 13% in the current quarter, as compared with the prior year on a 15% increase in units shipped. Unit sales were higher in all market areas. Average U.S. dollar selling price per unit declined slightly, due to foreign currency translation effects and a higher volume discount utilization rate in North America. Outside of North America, average selling prices as measured in local selling currencies were stable to up slightly in nearly all market areas. Sales of chemicals and nutritional supplements increased 12% period over period.

OPERATING COSTS AND EXPENSES

Cost of sales increased $537,000, or 5%, due in large part to the production cutback at Quincy. The reduced production levels in the short-term cannot be matched by offsetting cost reductions, as several components of production cost do not increase or decrease directly with production levels. On a consolidated basis, cost of sales was 56.8%, as compared with 55.8% in the comparable 1995 quarter. The noncash interest cost of employee benefits declined approximately $70,000 from the prior-year quarter, reflecting the overall reduction in the liabilities outstanding for these benefits, and is likely to continue at approximately this level in the absence of further liability reductions. Selling, administration and research and development expenses increased $323,000, and are 23.9% of net sales, as compared with 23.0% for the prior-year quarter. The higher level of spending has been primarily in market development efforts in eastern Europe and Asia. Research and development spending has been consistent in the comparable quarters and remains focused on efforts to improve the integrity of the genetic material used to produce spawn and casing inoculum. Depreciation expense increased over the comparable quarter, reflecting the continuing investment program in spawn production facilities.

INTEREST EXPENSE

Net interest expense was $585,000 in the second quarter of 1996, compared with $697,000 in the 1995 period. The Company benefited from lower average borrowings in this year's quarter compared with the comparable 1995 quarter, together with a decline in the average cost of funds to 8.1% in 1996 from 9.2% in 1995, due to lower interest rates.

INCOME TAX EXPENSE

The effective income tax rate in the second quarter of 1996 was 21%, compared with 32% in the comparable quarter of 1995. The weighting of net income between domestic and overseas operations changed in the quarter due to a significant decline in net income reported by the Company's Quincy fresh mushroom operation. This increased the proportion of the Company's total net income contributed by operations located in lower tax rate jurisdictions.

RESULTS OF OPERATIONS (Six Months Ended June 30, 1996 and July 2, 1995)

NET SALES

Net sales for the six months ended June 30, 1996 were 5% higher than the six-month period for the prior year, as net sales from spawn products increased 12%, offsetting the 5% decline in fresh mushroom sales. Revenues from outside the Unites States were 43% of total revenues. Unit shipments of spawn products increased 13% for the six-month period, as compared with the prior year period, with higher shipments recorded in each major market area. Foreign currency translation rates and higher utilization rates of volume-discount programs resulted in a small reduction in average selling price, even though local selling currency prices were stable to slightly higher. Sales of nutritional supplements and chemicals increased 8%. The Company expects that revenues from spawn products will continue to increase as a proportion of its total sales due both to its continuing investment in spawn-related production capacity and its cutback in fresh mushroom production.

During the six months ended June 30, 1996, the Company experienced a change in operating income produced by its principal products. Operating income from fresh mushroom products at Quincy declined by nearly one-third from its 1995 level, while operating income from spawn products increased nearly enough to offset the Quincy decline. The Company initiated a production cutback at the end of its current first quarter as part of a quality improvement program. The Company has experienced a labor-organizing effort at its Quincy unit, which resulted in a partial-day work stoppage in the first quarter. No such events have subsequently occurred, but organizers have picketed retail stores and called for a boycott of Quincy's products. Quincy has not experienced loss of sales due to these efforts, which, although diminished, are continuing in the Tallahassee, Florida, area. The Company is evaluating a number of options to restore and possibly improve future contributions from this business. The results of implementing these options may not begin to have a positive effect on the results of the business before 1997. The Company's longer-term plans call for continued emphasis on its spawn product business, with expectations for increasing proportions of its operating income to be derived from spawn products.

OPERATING COSTS AND EXPENSES

Cost of sales for the six-month period was 56.3% of sales, as compared with 56.0% for the comparable prior period. Gross margins for fresh mushrooms decreased significantly for the period, while spawn product gross margins increased by 3.1%. Utilization of new European facilities and lower discard rates were the major contributors to margin improvement in spawn products. Selling, general and administrative and research and development expenses increased $710,000, or 8.5%, in part due to higher market development costs in eastern Europe and Asia. As a percentage of sales, these costs represent 23.4% of sales, as compared with 22.6% of the comparable prior period. Although these types of expenses were reduced in the aggregate at Quincy, they did not decrease at the same rate as sales, therefore contributing to the higher consolidated percentage of sales relationship. Research and development expenditures were nearly unchanged from the comparable prior-year period. Depreciation expense increased $110,000 on a comparable period-to-period basis, due primarily to the European plant additions and renovations.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 1996 was $1,158,000, compared with $1,352,000 in the comparable period in 1995. This 14% decrease is due primarily to the utilization of surplus cash balances in December 1995 to pay down approximately $4.3 million of the revolver balance outstanding, together with a decline in the average cost of funds to 8.3% from 9.2%, reflecting the effects of generally lower interest rates.

INCOME TAX EXPENSE

The effective income tax rate for the six months ended June 30, 1996 was 26.4%, compared with an effective rate of 33.0% in the comparable period of 1995. The decrease in the effective rate was driven mainly by a shift in the proportion of earnings towards sources in lower tax rate jurisdictions. This was detailed in the comments made above for the three months ended June 30, 1996 and July 2, 1995.

                          PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to their respective businesses, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sylvan Inc.'s Annual Meeting of Shareholders was held on May 16, 1996. At the meeting, the following persons, constituting the full board, were elected directors of the Company to serve for a term of one year, expiring in 1997:

                                          ---- Number of Votes ----
                                             FOR           WITHHELD
                                             ---           --------
         William L. Bennett               5,300,818         90,365
         Virgil H. Jurgensmeyer           5,300,824         90,359
         Richard F. Lazzarini, Jr.        5,300,833         90,300
         Donald T. Pascal                 5,300,824         90,359
         Dennis C. Zensen                 5,300,941         90,242


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

     (10) Revolving Credit Agreement, dated as of June 1, 1996, by and among Sylvan Inc., Sylvan Foods (Netherlands) B.V., ABNoAMRO Bank N.V. - Pittsburgh Branch and Mellon Bank N.A., as Agent.

     (11) Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein.

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    AUGUST 1, 1996                   SYLVAN INC.

                                          By:  /s/ WILLIAM P. MOONEY
                                              -------------------------
                                              William P. Mooney
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Chief Accounting Officer)


                                          By:  /s/ FRED Y. BENNITT
                                              -------------------------
                                              Fred Y. Bennitt
                                              Secretary/Treasurer