Form 10-Q
period 1996-09-29
SYLVAN INC
filed 1996-11-01
CIK 861291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18339

                                  SYLVAN INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                        25-1603408
------------------------------                --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
Incorporation or organization)

  828 South Pike Road, Sarver, PA                                     16055
--------------------------------------                              ---------
Address of principal executive offices)                             (Zip Code)

                                 (412) 295-3910
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X                                  No
                       ---                                    ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                             Outstanding at September 27, 1996
-----------------------------                 ---------------------------------
Common Stock - $.001 Par Value                             6,371,947

                          SYLVAN INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                               Page No.
                                                                                                               --------
Part I - FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Balance Sheets
                   September 29, 1996 and December 31, 1995.......................................................3

                   Condensed Consolidated Statements of Income, Three Months
                   Ended September 29, 1996 and October 1, 1995...................................................5

                   Condensed Consolidated Statements of Income, Nine Months
                   Ended September 29, 1996 and October 1, 1995...................................................6

                   Condensed Consolidated Statements of Cash Flows, Nine
                   Months Ended September 29, 1996 and October 1, 1995............................................7

                   Notes to Condensed Consolidated Financial Statements
                   September 29, 1996.............................................................................8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................11

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................14

         Item 6.  Exhibits and Reports on Form 8-K...............................................................14

Item 1. - Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                          Sylvan Inc. and Subsidiaries
                                 (In Thousands)

                                                                       SEPTEMBER 29, 1996         DECEMBER 31, 1995
                                                                       ------------------         -----------------
                                                                           (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                                 $ 6,279                 $ 5,375
   Trade accounts receivable, net of allowance
      for doubtful accounts of $1,040 and $1,088, respectively                 9,379                   9,025
   Inventories                                                                 7,322                   6,849
   Deferred income tax benefit                                                   493                     493
   Prepaid expenses and other current assets                                   3,919                   1,410
-----------------------------------------------------------------------------------------------------------------

      Total current assets                                                    27,392                  23,152

Property, plant and equipment, net                                            44,641                  42,492

Intangible assets, net of accumulated amortization
   of $2,153 and $1,794, respectively                                         10,074                  10,754

Other assets, net of accumulated amortization
   of $1,150 and $997, respectively                                            5,437                   5,386
-----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                 $87,544                 $81,784
=================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                          Sylvan Inc. and Subsidiaries
                        (In Thousands Except Share Data)

                                                                     SEPTEMBER 29, 1996         DECEMBER 31, 1995
                                                                     ------------------         -----------------
                                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                                                  $ 3,249                 $ 4,197
   Current portion of long-term debt                                             211                   1,559
   Accrued salaries, wages and other employee benefits                         4,186                   4,030
   Accrued interest                                                              487                     289
   Other accrued liabilities                                                   2,681                   2,477
----------------------------------------------------------------------------------------------------------------

      Total current liabilities                                               10,814                  12,552
----------------------------------------------------------------------------------------------------------------

Long-term and revolving term debt                                             31,480                  26,842
----------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Postretirement medical benefits                                             5,379                   5,755
   Other employee benefits                                                       220                     955
   Other                                                                       1,710                   2,045
----------------------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                        7,309                   8,755
----------------------------------------------------------------------------------------------------------------

CONTINGENT LIABILITIES (See Note 2)

SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares authorized,
     6,478,172 and 6,354,792 shares issued and 6,371,947 and 6,258,567 shares outstanding at September 29, 1996 and December 31, 1995,
     respectively                                                                  6                       6
   Common capital contributed in excess of par                                14,359                  13,070
   Retained earnings                                                          25,842                  21,019
   Less:  Treasury stock, at cost, 106,225 and 96,225 shares
     at September 29, 1996 and December 31, 1995                                (414)                   (281)
   Cumulative translation adjustment                                           1,127                   2,800
   Pension adjustment                                                         (2,979)                 (2,979)
----------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                              37,941                  33,635
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $87,544                 $81,784
================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                          Sylvan Inc. and Subsidiaries
                  (Unaudited, In Thousands Except Share Data)

                                                                       ---------- Three Months Ended ----------
                                                                       SEPTEMBER 29, 1996       OCTOBER 1, 1995
                                                                       ------------------       ---------------
NET SALES                                                                    $19,728                 $18,771
--------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                              11,496                  10,581
   Noncash interest cost of employee benefits                                     30                     100
   Selling, administration, research and development                           4,527                   4,178
   Depreciation                                                                1,057                     991
--------------------------------------------------------------------------------------------------------------
                                                                              17,110                  15,850
--------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                               2,618                   2,921

INTEREST EXPENSE, NET, INCLUDING
   AMORTIZATION OF DEBT ISSUANCE COST                                            477                     709

OTHER INCOME (EXPENSE)                                                          (143)                    (75)
--------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                     1,998                   2,137

PROVISION FOR INCOME TAXES                                                       579                     524
--------------------------------------------------------------------------------------------------------------

NET INCOME                                                                   $ 1,419                 $ 1,613
--------------------------------------------------------------------------------------------------------------


NET INCOME PER SHARE                                                         $  0.22                 $  0.25
--------------------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF SHARES (See Note 1)                             6,414,811               6,342,164
==============================================================================================================


   The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                          Sylvan Inc. and Subsidiaries
                  (Unaudited, In Thousands Except Share Data)

                                                                       ---------- Nine Months Ended -----------
                                                                       SEPTEMBER 29, 1996       OCTOBER 1, 1995
                                                                       ------------------       ---------------
NET SALES                                                                    $58,595                 $55,910
---------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                              33,370                  31,366
   Noncash interest cost of employee benefits                                    181                     301
   Selling, administration, research and development                          13,638                  12,580
   Depreciation                                                                3,132                   2,955
---------------------------------------------------------------------------------------------------------------
                                                                              50,321                  47,202
---------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                               8,274                   8,708

INTEREST EXPENSE, NET, INCLUDING
   AMORTIZATION OF DEBT ISSUANCE  COST                                         1,635                   2,062

OTHER INCOME (EXPENSE)                                                           (14)                     96
---------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                     6,625                   6,742

PROVISION FOR INCOME TAXES                                                     1,802                   2,044
---------------------------------------------------------------------------------------------------------------


NET INCOME                                                                   $ 4,823                 $ 4,698
---------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE                                                         $  0.75                 $  0.74
---------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES (See Note 1)                             6,431,713               6,331,342
===============================================================================================================


   The accompanying notes are an integral part of these financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Sylvan Inc. and Subsidiaries
                           (Unaudited, In Thousands)

                                                                       ---------- Nine Months Ended -----------
                                                                       SEPTEMBER 29, 1996       OCTOBER 1, 1995
                                                                       ------------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 4,823                 $ 4,698
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                          3,644                   3,490
        Deferred income taxes                                                    (36)                   (449)
        Noncash interest cost of employee benefits                               181                     301
        Net gain on sale of assets                                                (4)                    (39)
        Stock option compensation expense                                        158                     238
        Trade accounts receivable                                               (354)                    306
        Inventories                                                             (473)                   (562)
        Prepaid expenses and other assets                                     (2,391)                   (567)
        Accounts payable and accrued liabilities                                (825)                   (160)
        Postretirement medical and other employee benefits                    (1,135)                 (2,670)
-------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                          3,588                   4,586
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net expenditures for property, plant and equipment                         (5,949)                 (5,388)
-------------------------------------------------------------------------------------------------------------

           Net cash used in investing activities                              (5,949)                 (5,388)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from European bank loans                                               0                   7,178
   Principal payments on long-term debt                                       (5,878)                 (2,307)
   Net borrowings under revolving credit line                                  9,577                     453
   Net proceeds from exercise of stock options                                   931                     205
   Cost of treasury stock purchase                                              (133)                   (118)
-------------------------------------------------------------------------------------------------------------

           Net cash provided by financing activities                           4,497                   5,411
-------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                              (1,232)                  1,539
-------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        904                   6,148

CASH AND CASH EQUIVALENTS, beginning of period                                 5,375                   5,555
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                    $  6,279                 $11,703
=============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                            $  1,544                 $ 1,884
   Income taxes paid                                                        $  1,744                 $   714

   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                               September 29, 1996
                                  (Unaudited)


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

      Inventories

      Inventories at September 29, 1996 and December 31, 1995 consisted of the following (in thousands):

                                                             September 29, 1996      December 31, 1995
                                                             ------------------      -----------------
       Growing crops and compost material                          $3,678                 $3,532
       Stores and other supplies                                    1,811                  1,690
       Mushrooms and spawn on hand                                  1,833                  1,627
                                                                   ------                 ------
                                                                   $7,322                 $6,849
                                                                   ======                 ======

      Earnings Per Common Share

      Earnings per Common share for the three months and nine months ended September 29, 1996 were calculated using the weighted average number of Common shares outstanding during the period and included the effect of stock options outstanding. Pursuant to the Company's 1990 and 1993 Stock Option Plans, options for a total of 963,834 shares of the Company's Common Stock have been granted and options for a total of 333,379 of these shares have been exercised as of September 29, 1996.

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

      The Company utilized monies under the New Agreement to repay term loans outstanding under the Old Agreement and has allocated $2.0 million of its credit capacity to support stand-by letters of credit which the Company was required to obtain in connection with the self-insurance of its subsidiaries' workers' compensation claims. On September 29, 1996, the Company had outstanding borrowings under the New Agreement of $25.2 million.

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

      The Company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At September 29, 1996, term loans amounting to 5.0 million Dutch guilders (approximately $2.9 million) were outstanding under this agreement.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          Sylvan Inc. and Subsidiaries


Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 29, 1996 was $3.6 million, or 22% below the comparable period in 1995, due to increases in working capital. Trade accounts receivable increased by $0.4 million in the nine months ended September 29, 1996, compared to a decrease of $0.3 million for the comparable period in 1995. This movement was primarily driven by the continuation of a mix shift towards spawn products sales, in which trade credit terms are extended for slightly longer periods than those for fresh mushroom sales. Prepaid expenses and other assets increased by $2.4 million, due to a one-time payment of $1.2 million by the Company into an escrow account in anticipation of the settlement of certain postretirement medical benefits litigation, and normal advance payments to raw material vendors by the Quincy Farms subsidiary. Accounts payable and accrued liabilities decreased $0.8 million, representing payments during 1996 to settle plant construction related payables at December 31, 1995, slightly off-set during 1996 by an increase in payables relating to initial inventory purchases at the new facilities (Australia and England). Postretirement and other employee benefits liabilities decreased by $1.1 million, compared to a decrease of $2.7 million in the comparable period in 1995. The decrease in both periods reflects on-going payments and settlements of workers' compensation cases. The pool of unresolved cases has now diminished to a level whereby fewer lump-sum settlements are expected and future cash expenditures by the Company will decrease accordingly. The Company was not required to, and did not, make a federal tax deposit in the nine months ended September 29, 1996. Utilization of loss carry forwards and the timing of employee benefit payments related to the closure of Moonlight Mushrooms, Inc. mitigate the Company's U.S. federal tax payments.

The Company anticipates that it will obtain a settlement of postretirement medical benefit litigation. The proposed notice of settlement has been provided to the plaintiffs. A judicial hearing to approve the settlement is scheduled to occur during the fourth quarter. If the settlement is approved, it would result in a material, one-time actuarial gain as well as a reduction in future cash outlays for benefits. If the settlement is not approved, the $1.2 million which was put into escrow during the third quarter of 1996 will revert to the Company and its reported postretirement liabilities will remain unchanged.

During 1996, the U.S. dollar strengthened against most major trading currencies. The effect of the continuation of this trend in the third quarter of 1996 has been to reduce the U.S. dollar value of foreign currency denominated assets and liabilities of the Company's foreign subsidiaries. The effects of these currency translation value changes are reflected in the $1.7 million reduction in the cumulative translation account component of shareholders' equity.

Capital expenditures in the nine months ended September 29, 1996 were $5.9 million, compared with $5.4 million in the prior year comparable period, as the Company continues its spawn manufacturing capacity expansion. The Australian spawn production facility and the Pennsylvania spawn inoculum production facility were completed during 1996. The most significant capital spending in the quarter relates to the construction of a new spawn facility in Budapest, Hungary. This is expected to be completed in mid-1997.

The Company expects total 1996 expenditures to amount to between $7.5 million and $8.5 million, the exact amount being dependent on the timing of progress payments relating to major capital projects currently under construction. Funding for capital projects is provided by existing cash balances, cash flows generated by operations or the Company's revolving credit facility.

RESULTS OF OPERATIONS (Three Months Ended September 29, 1996 and October 1,
1995)

Net Sales

Net sales for the three months ended September 29, 1996 increased by 5.0% over the comparable period in 1995. Underlying this increase was a mix shift. Fresh mushroom sales declined to 35.0% of net sales, compared with 42.0% in 1995, while spawn and related products sales increased. Fresh mushrooms sales revenue decreased 12.0% despite a 7.0% increase in average realized price. The proportion of mushrooms sold through fresh distribution channels increased from 85% to 93% and resulted in an average price per pound increase of 7%. Sales of spawn and spawn-related products increased 17.0%, as sales unit growth was recorded in all significant markets. Local currency selling prices in foreign markets were slightly higher, although these increases are not reflected in U.S. dollar revenue gains as the strengthening of the U.S. dollar during 1996 resulted in a 3% reduction in U.S. dollar translated selling price as compared to 1995. Sales of nutritional supplements and chemicals increased by 19% with strong growth in North American supplement sales.

Operating Costs and Expenses

Cost of sales increased to 58.3% of net sales, compared with 56.4% in the prior year quarter. The effects of the production cutbacks at Quincy continue to adversely affect consolidated results. Certain cost components are fixed and do not closely track movements in production levels causing Quincy's cost of sales percentage to increase sharply. The weighted effect of the increase in cost of sales at Quincy on Sylvan's consolidated results was 2.5%, more than the full 1.9% in cost of sales percentage. This has obscured margin improvements in the spawn and spawn related businesses. Selling, administration and research and development expenses increased from 22.3% to 22.9% of net sales in the current quarter. This increase is primarily due to higher spending levels incurred in the on-going international market development initiatives in Eastern Europe and Asia. Research and development costs were essentially unchanged or equivalent between quarters. Depreciation expense increased slightly over the prior year quarter as higher expenses were recognized from the continuing investment program in spawn production facilities as new and expanded facilities become operational.

Interest Expense

Net interest expense of $477,000 for the third quarter of 1996 was 33% below the expense reported in the prior year comparable period. The Company's average borrowing level was lower in the current quarter, compared to the prior year quarter. The average cost of funds was 7.7% in the current quarter, compared with 9.3% in the prior-year quarter. Under the Revolving Credit Agreement that was entered into on June 1, 1996, the Company pays a reduced spread above its selected prime rate or LIBOR option. This, together with a general downward trend in market interest rates, resulted in a decreased net interest expense.

Income Tax Expense

The effective income tax rate in the third quarter of 1996 was 29%, compared with 25% in the comparable prior year quarter.


RESULTS OF OPERATIONS (Nine Months Ended September 29, 1996 and October 1,
1995)

Net Sales

Net sales for the nine months ended September 29, 1996 were 5% higher than that reported in the comparable prior year period, as net sales of spawn and spawn related product increased 14%, offset by a 7% decrease in mushroom sales. Revenues derived from non-U.S. customers amounted to 48% of net sales. Product mix trends previously identified in the six months ended June 30, 1996 continued as the proportion of net sales revenue generated from mushroom sales decreased from 42.0% in 1995 to 37.0% in the current period. Pounds sold of mushrooms were 11.0% lower than 1995, due to the production cutback which was initiated at the end of the first quarter. Average price per pound sold improved by 4.0% as a greater proportion of total output was sold through fresh mushroom distribution channels. Sales of spawn and spawn related products increased by 19% during the current period, with unit growth recorded in all major markets. The comparative strength of the U.S. dollar against the Company's major trading foreign currencies, together with greater customer participation in volume discount programs, combined to reduce average selling prices slightly on a year-over-year basis. Sales of nutritional supplements and chemicals increased by 13.0%.

Operating Costs and Expenses

Cost of sales for the nine months ended September 29, 1996 were 57.0% of net sales, compared with 56.1% in the comparable period. Mushroom business margins decreased significantly in the current period as a result of the previously identified operational changes implemented at the end of the first quarter of 1996. This overshadowed margin improvements in the spawn business, as discard rates improved and cost savings were realized from new European production facilities. Selling, administration and research and development expenses were 23.3% of net sales, compared with 22.5% in the prior year period. Higher market development costs in Eastern Europe and Asia were the main cause of this increase. Research and development costs were equivalent period against period. Depreciation expense was 6% higher in the current period, reflecting the effects of the European spawn production plant construction and expansion program.

Interest Expense

Interest expense for the nine months ended September 29, 1996 was $1.6 million, compared with $2.1 million in the comparable period in 1995. Average borrowings were broadly consistent between periods, but the Company's average cost of funds was 8.0%, compared with 9.3% in 1995. This decrease was primarily due to the effects of decreasing market interest rates.

Income Tax Expense

The effective income tax rate for the nine months ended September 29, 1996 was 27%, compared with 30% in the comparable period in 1995. This decrease was primarily due to a shift in the proportion of earnings generated from operations in higher tax jurisdictions to those in lower tax jurisdictions during 1996.

                          PART II - OTHER INFORMATION


Item 1. - Legal Proceedings

Other than ordinary routine litigation incidental to their respective businesses, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 6. - Exhibits and Reports on Form 8-K

 (a)  Exhibits

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

Date: November 1, 1996                       SYLVAN INC.
      ----------------
                                              By: /s/ WILLIAM P. MOONEY
                                                  -----------------------------
                                                  William P. Mooney
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Chief Accounting Officer)

                                              By: /s/ FRED Y. BENNITT
                                                  -----------------------------
                                                  Fred Y. Bennitt
                                                  Secretary/Treasurer