Form 10-K
period 1996-12-29
SYLVAN INC
filed 1997-03-25
CIK 861291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
          For the transition period from _____________ to ____________

                          COMMISSION FILE NO. 0-18339

                                  SYLVAN INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                      25-1603408
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

   828 SOUTH PIKE ROAD, SARVER, PA                          16055
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (412) 295-3910

Securities registered pursuant to                 Name of each exchange on
   Section 12(b) of the Act:                          which registered:

      Title of each class
      -------------------
             None                                       Not applicable


Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                           No
                        ---                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 12, 1997 was approximately $63,183,928. On such date, the last sale price of registrant's common stock was $12.00 per share. Solely for purposes of this calculation, shares beneficially owned by directors and executive officers have been excluded. However, such exclusion is not intended to be, nor is it to be deemed, a determination or an admission by the registrant that such directors and officers are, in fact, affiliates of the registrant.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of March 12, 1997.

                                                        Outstanding on
                Class                                   March 12, 1997
                -----                                   --------------
COMMON STOCK, PAR VALUE $.001 PER SHARE                    6,392,200

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K into which
              Document                           the Document is Incorporated
              --------                           ----------------------------
DEFINITIVE PROXY STATEMENT TO SHAREHOLDERS     PART III, ITEMS 10, 11, 12 AND 13

                                     PART I

ITEM 1. BUSINESS

Sylvan Inc. ("Sylvan," the "Company") is the successor to the business of a Pennsylvania corporation which was chartered in 1937 and consists of a number of subsidiaries which are engaged in the production and distribution of mushroom spawn and fresh mushrooms. The Company was organized as a Delaware corporation on March 27, 1989, under the name of Sylvan Foods Holdings, Inc. The Company became a Securities and Exchange Commission registrant in August 1990 pursuant to the irrevocable distribution by the Company's then majority shareholder, The Prospect Group, Inc., of the shares which it owned to its shareholders. The Company changed its name to Sylvan Inc. in July 1994 in conjunction with the change of its state of incorporation to Nevada from Delaware. The Company's principal executive offices are at 828 South Pike Road, Sarver, PA 16055.

Sylvan is the leading worldwide producer of mushroom spawn (the equivalent of seed for mushrooms) and is a major distributor of a variety of other value-added products for use by mushroom growers. It is also a producer of fresh mushrooms for sale to retailers, distributors and processors of mushroom products in the United States. Its growth strategy calls for devoting increased capital and management resources to supplying spawn and other related products and services to suitable markets throughout the world.

Spawn Operations: Spawn is produced by a process wherein carefully maintained mushroom cultures are introduced into selected nutrient media to produce inoculum suitable for commercial spawn production. The inoculum is then combined with a sterile, grain-based substrate in a manner which promotes the colonization of the mushroom cultures throughout the substrate. The resulting culture-enriched substrate is measured into sterilized containers and the filled containers are incubated in environmentally controlled growing rooms. Once the incubation is complete, the containers are refrigerated until they are shipped to customers who then initiate their crop production cycle by adding this seed-like material to the composted growing medium from which the mushrooms grow.

The Company conducts its operations principally through subsidiaries in the United States, Europe and Australia and is a leading producer and distributor of mushroom spawn and various spawn-related products in each of the markets in which it has a presence. End-stage spawn production in most of the Company's manufacturing facilities takes place in unique pressure vessels in highly automated plants which are operated pursuant to rigorous quality-control procedures. Plants are located in the United States, England, the Netherlands, France and Australia and one is under construction near Budapest, Hungary. Sylvan's English, Dutch and Australian plants function under arrangements whereby certain prominent mushroom growers in each respective country possess minority ownership of the operating company.

In the third quarter of 1996, the Company completed the construction of a state-of-the-art spawn inoculum production plant in Kittanning, Pennsylvania. It incorporates the industry's most advanced inoculum production techniques and is capable of supplying all of the Company's inoculum requirements.

The Company's investment in biotechnical research has resulted in refinements of techniques for genetic analysis of mushroom strains and its research programs have produced some such strains with commercial suitability. Another successful product is Sylvan Casing Inoculum ("CI"), a mushroom production additive which is applied to the top layer of the medium from which the mushrooms grow. It enables mushroom farmers to get more crops per year from their investment in raw materials and equipment by shortening the mushroom growing cycle and reducing a crop's exposure to disease. In addition to these spawn-related products, Sylvan has distribution rights for products manufactured by others such as crop nutritional supplements and pest control agents which are targeted for use by mushroom growers.

Other Biological Products: Sylvan's production experience and research capabilities may lend themselves to a variety of commercially viable microbial production applications. The Company collaborates with several chemical, biotechnological and pharmaceutical companies for the purpose of evaluating and promoting these capabilities.

Mushroom Operations: Sylvan operates a mushroom farm located in Quincy, Florida, which is one of the most modern and efficient mushroom production operations in North America. It serves a strategic role for Sylvan as a resource for production process innovations and as a showcase facility to demonstrate the successful use of Sylvan products. The facility includes an advanced computer-controlled production system with which compost is processed more efficiently than with conventional systems. This system contributes to lower per pound production costs and improved product quality. The mushrooms produced there are sold to supermarkets, food processors and distributors in the mideastern and southeastern United States and are marketed under the registered trademark "Prime."

Mushrooms are grown indoors in a continuous production process which employs a temperature- and humidity-controlled environment. Compost that is produced from a carefully formulated and monitored mixture of hay or straw, water and various organic supplements is pasteurized and spawn is then added to it. The spawn colonizes the compost and, after about four to five weeks, grows into harvestable mushrooms which are typically packaged and shipped to users.

PERSONNEL

On December 29, 1996, Sylvan had approximately 900 full-time employees, of whom about 670 were engaged in production activities and 230 in supervision, sales and administration. On December 31, 1995, Sylvan had approximately 930 full-time employees, of whom about 740 were engaged in production activities and 190 in supervision, sales and administration.

The employees of the Company's French subsidiary are subject to a national, industry-wide collective bargaining agreement. On March 14, 1996, the Company experienced a partial-day work stoppage in connection with a labor organizing effort at its Quincy, Florida, mushroom operation. Employees at that operation are not subject to a collective bargaining agreement. Management believes that its employee relations are good.

INFORMATION AS TO INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

Sylvan is engaged principally in one line of business: the production and marketing of mushroom spawn, spawn-related products and fresh mushrooms. The Company maintains a significant presence in the North American, European and Australian spawn markets and possesses an opportunity to penetrate spawn markets throughout the world.

The segment data set forth below reflect operations for the 1996, 1995 and 1994 fiscal years.

         (In $000's)                                               1996             1995             1994
                                                                   ----             ----             ----
         Sales to unaffiliated customers:
                  North America                                   47,539           47,087           42,568
                  International                                   31,572           28,664           27,271

         Operating profit:
                  North America                                    5,707            8,369            8,321
                  International                                    4,928            3,485            2,832

         Identifiable assets:
                  North America                                   37,166           35,210           35,823
                  International                                   49,746           46,574           38,669

COMPETITIVE CONDITIONS

No single customer accounted for 10% or more of Sylvan's consolidated net sales in 1996.

Spawn and Spawn-Related Products: Sylvan believes that there are seven firms in the United States and three firms in Canada which produce and market almost all of the spawn used by North American mushroom growers. Sylvan's principal North American competitors are Campbell Soup Company, Lambert Spawn Company and J. B. Swayne Spawn Company. Sylvan believes that its principal European competitors are Italspawn and International Spawn. In addition, numerous smaller spawn producers operate in the United States, Canada and in almost every European country. Sylvan competes in the spawn market with strict quality, consistency and reliability standards and through its availability of broad-based, post-sale product support services to mushroom growers. Sylvan has, and is further developing, the network by which it distributes its products and services throughout the world.

Mushrooms: Sylvan believes that the top two producers of mushrooms in the United States, in order of size, are Campbell's Fresh, Inc. (a division of Campbell Soup Company) and Monterey Mushrooms, Inc. Sylvan's production levels are comparable to those of a group of six to eight regional producers of substantial size. The balance of the U.S. industry is fragmented, comprised of about 200 small producers throughout the country. Quality, supply, consistency and price are the principal competitive factors in the mushroom business. Although Sylvan and its competitors have established brand names, competition is principally at the grocery retailer or wholesaler level, rather than at the consumer level. Non-North American competition is characterized primarily by the importation into the United States and Canada of processed mushroom products. However, processed mushrooms are not a material factor in Sylvan's current operations because Sylvan competes primarily in the fresh mushroom market. Due to the fragility of fresh mushrooms, Sylvan believes the fresh mushroom market in the United States to be relatively safe from direct non-North American competition. Fresh mushrooms have limited shelf life, which, together with the relatively high cost of refrigerated transportation, causes markets to be regional in nature. However, for the same reasons, imbalances in supply and demand, from time to time, can and do induce price changes.

SEASONALITY

Spawn and spawn-related products sales are not seasonal, except to the extent that the sales of spawn and most spawn-related products correlate to a mushroom grower's expectations of consumer demand for mushrooms. Since mushrooms are grown indoors, mushroom production is not particularly sensitive to many of the problems normally associated with agricultural crops, such as production seasonality and dependence on weather. However, mushrooms are susceptible to bacterial, fungal and viral contamination which can reduce yields and affect sales and earnings for periods of weeks or months. In addition, mushroom prices are adversely impacted by the increased availability of a variety of other fresh fruits and vegetables during the summer months.

RESEARCH

In 1996, Sylvan's research and development expenditures totaled $2.0 million, as compared with $2.1 million in 1995 and $1.9 million in 1994. These expenditures were focused on renegotiating reliability improvements, fungal breeding, process enhancements and the development of new products. The Company also utilizes contracted research efforts for specific studies which may be useful, but fall outside of the scope of its expertise or capabilities. None of these projects currently constitute a material proportion of the Company's ongoing business.

PATENTS

The Company holds a U.S. patent and several non-U.S. patents which cover a process and apparatus for the cultivation of cells on solid substrates. The process and apparatus are used in conjunction with laboratory and technical know-how for the production of mushroom spawn and are the means by which most of Sylvan's spawn products are generated. The U.S. patent was issued in 1980 and the foreign patents were issued in various years from 1982 to 1986. Sylvan is also the holder of a U.S. patent, issued in 1991, on a hybridized variety of mushroom, the sale of which does not represent a significant part of the Company's business. In addition, Sylvan was granted a patent in 1994 relating to a technology and process which facilitates mushroom breeding and appears to be capable of enhancing the Company's strain development and improvement efforts.

The Company is the holder of a U.S. patent and several non-U.S. patents for a sterilizable container for use in mushroom spawn production. The U.S. patent was issued in 1977 and the non-U.S. patents were issued in various years from 1976 through 1979. It is also the holder of several Swiss patents which embody a process for commercially producing spawn and spawn-related products and for the use of a variety of nutrient substrates as incubation material for spawn. The patented process is not currently employed by the Company. During 1996, the Company acquired a process patent, which was issued in 1988, and certain know-how related to compost supplement production.

The Company does not believe that its ability to maintain or improve its competitive position is dependent upon its patents.

ENVIRONMENTAL MATTERS

Certain phases of the mushroom production process create discharges of conventional pollutants and other organic materials. Expenditures will routinely be required in order to enable the Company's Quincy subsidiary to comply with existing and future environmental laws and regulations.

The Company believes that the sale of the assets of its Moonlight Mushrooms, Inc. subsidiary in May 1994 relieved it of the responsibility for compliance with a Consent Order and Agreement with the Pennsylvania Department of Environmental Resources ("DER") to which it was subject at the time.

FINANCIAL INFORMATION

Information regarding Sylvan's financial performance is set forth herein beginning on page S-1.

ITEM 2. PROPERTIES

Constructed in 1981 and expanded in 1990, the Company operates a 43,000 square foot spawn production facility located in Kittanning, Pennsylvania and leases 40,000 square feet at a former mushroom farm located near Cabot, Pennsylvania, for certain product quality maintenance activities. Also located in Kittanning is the Company's 14,000 square foot inoculum production facility which opened in the fall of 1996. The plant is capable of supplying the inoculum requirements of all of the Company's spawn plants and a facility of the same size and with the same capabilities is to be constructed in 1997 near the Langeais, France spawn plant. A 22,000 square foot quality control farm is under construction in Kittanning which, when completed in the spring of 1997, will replace the leased property in Cabot. The Company also operates a 49,000 square foot state-of-the-art spawn plant in Dayton, Nevada, which commenced commercial production in January 1993.

The Company's European operations include a modern 100,000 square foot spawn plant located in Langeais, France. In addition, some of Sylvan's spawn cultures maintenance and research operations are based in a 22,000 square foot facility which it leases in Gossau-Zurich, Switzerland. A 74,000 square foot spawn plant is operated in Yaxley, Peterborough, England, and is owned by White Queen Ltd., of which Sylvan is a 55% owner. Also at the site is White Queen's 1,500 square foot agricultural chemical warehouse.

The Company and two Dutch companies which are active in the mushroom business operate a 46,000 square foot spawn plant in Horst, the Netherlands. It commenced commercial production in January 1995. In addition, the Company has a 14,000 square foot spawn plant in Windsor, Australia, which opened in the middle of 1996. In 1995, the Company acquired property near Budapest, Hungary, upon which a 26,000 square foot spawn plant is now being constructed and should be in production by early summer.

Constructed in 1981 and expanded in 1991, the Company's mushroom farm in Florida includes an efficient, largely state-of-the-art mushroom growing facility of 300,000 square feet for its compost preparation, mushroom growing, packaging and warehousing operations, and for maintenance and administrative activities.

Incorporated into all of the Company's plants are cold storage areas and the Company leases cold storage facilities in Verona, Italy; Poznan, Poland and Kennett Square, Pennsylvania. In addition, some of the Company's distributors maintain product inventories in cold storage.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of the 1996 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

           Name                                     Age                        Position
           ----                                     ---                        --------

Dennis C. Zensen                                     58                Chairman of the Board,
                                                                       President and Chief Executive Officer
                                                                       of Sylvan

Richard F. Lazzarini, Jr.                            46                Director of Sylvan; President of Quincy

William P. Mooney                                    46                Chief Financial Officer of Sylvan

Fred Y. Bennitt                                      52                Secretary/Treasurer of Sylvan

Monir K. Elzalaki                                    41                President of Sylvan America

Michael A. Walton                                    47                Manager of European Operations

There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer. The executive officers of Sylvan were designated at the meeting of the Board of Directors which was held on May 16, 1996. No family relationship exists among the Company's officers and directors.

Biographical Information

The following sets forth the periods during which the executive officers of Sylvan and its subsidiaries have served as such and a brief account of the business experience of such persons during the past five years.

Mr. Zensen was elected chairman of Sylvan in July 1990 and has served as a director, president and chief executive officer of Sylvan since April 1989. He was president and chief executive officer of Quincy Corporation ("Quincy"), the Company's Florida based mushroom farm from 1982 through 1991.

Mr. Lazzarini joined Quincy in February 1988 as general manager. He served as executive vice president and chief operating officer of Quincy from April 1989 until July 1990 when he was elected president of Quincy and a director of Sylvan.

Mr. Mooney became Sylvan's chief financial officer in November 1990. From January 1989 until March 1990, he served as president and chief executive officer of Leahy Records Management, Inc., Leahy Business Archives and Leahy Properties, Inc., which are document management and information storage/retrieval companies.

Mr. Bennitt joined Moonlight in July 1971. He has served as secretary/treasurer of Sylvan since April 1989.

Mr. Elzalaki was named president of the Company's Pennsylvania spawn production subsidiary in March 1992 and president of the Company's Nevada spawn production subsidiary in December 1992 at the time of its creation. He joined the Pennsylvania company as its director of sales and marketing in April 1990 and served as vice president and general manager from September 1990 until his appointment as president.

Mr. Walton was named manager of Sylvan's European operations in 1995. He joined Sylvan in connection with the acquisition of Hauser Champignonkulturen AG ("Hauser") in June 1992. At the time he was serving as managing director of Hauser's U.K. subsidiaries, which included White Queen Limited and E. Hauser (England) Limited. He continued in that capacity until his present appointment.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Sylvan's Common Stock trades on The Nasdaq Stock Market under the symbol "SYLN." Set forth below are the high and low sales prices for Sylvan's Common Stock for 1996 and 1995, as reported by The Nasdaq Stock Market.

                  1996                       High Price                Low Price
                  ----                       ----------                ---------
                 1st Qtr.                        13                        11 5/8
                 2nd Qtr.                        14 3/8                    11 7/8
                 3rd Qtr.                        13 3/8                     9 3/4
                 4th Qtr.                        13 3/8                    10 1/2


                  1995                       High Price                Low Price
                  ----                       ----------                ---------
                 1st Qtr.                        12                        10 1/8
                 2nd Qtr.                        12                        10 1/2
                 3rd Qtr.                        12                        10 5/8
                 4th Qtr.                        12                        10 3/8


(b) Holders of Common Equity

At year-end 1996, there were about 3,000 shareholders of record of Sylvan Common Stock.

(c) Dividends

Sylvan has never paid cash dividends and currently has a policy of retaining its earnings to fund operations and expansion. The loan agreement referenced in
Item 1 of this report contains financial covenants which permit, but limit, the payment of dividends by Sylvan during its term.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a Five-Year Summary of Operations and Other Related Data with respect to Sylvan.

             FIVE-YEAR SUMMARY OF OPERATING AND OTHER RELATED DATA
                        (In Millions Except Share Data)


                                               -----------------------------   Fiscal Year Ended  --------------------------------
                                               1996               1995               1994 (b)             1993              1992
----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
  Net sales                                    $79.1              $75.8              $69.8               $105.3            $106.9
  Operating income                              10.6               11.9               11.2                  3.2               8.3
  Net income (loss) available
    to Common Stock                              7.8                6.5                6.4                 (8.7)(c)           4.6
  Net income (loss) per Common share            1.21(a)            1.02               1.01                (1.40)             0.75
  Weighted average shares                  6,442,469          6,332,141          6,278,956            6,229,365         6,192,994

BALANCE SHEET DATA:
  Total assets                                 $86.9              $81.8              $74.5                $74.0             $85.2
  Long-term debt, other
    long-term liabilities and
    cumulative preferred stock                  34.5               35.6               35.9                 24.8              41.3
  Shareholders' equity                          41.2               33.6               24.7                 15.9              28.3
  Working capital                               13.0               10.6                9.0                 (8.6)             10.9
  Cash dividends per Common share                 --                 --                 --                   --              --

---------------------


(a) See Notes 1 and 6 to the December 29, 1996 Consolidated Financial Statements regarding the settlement of certain postretirement medical and other benefit obligations.

(b) See Note 2 to the January 1, 1995 Consolidated Financial Statements regarding the closure and sale of Moonlight Mushrooms, Inc.

(c) Reflects the cumulative catch-up adjustment occasioned by Sylvan's adoption of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," as of January 4, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Sylvan evaluates its liquidity and capital resources position by reviewing its cash position, its operating cash flow trends, its credit availability and its capital expenditure requirements. During 1996, the Company increased its credit availability by renegotiating and amending the amount, structure, pricing and terms of its borrowing arrangements. The new $45 million borrowing arrangement converted previous term debt to revolving credit, reduced amortization requirements and increased the revolving availability by $20 million. The revolving credit available will decrease in 1998 and subsequent years. At December 29, 1996, unused credit was $21 million.

Net cash provided by operations was $6.4 million for 1996, paced by net income of $7.8 million. Approximately $1.3 million of the net income resulted from a nonrecurring litigation settlement gain. The October 1996 settlement required a one-time lump-sum cash payment of $1.2 million by Sylvan to extinguish postretirement medical benefits liabilities of more than $3.1 million. This, coupled with increased investment in inventory and accounts receivable of $1.8 million, resulted in a $1.1 million decline in net cash provided by operations, as compared with 1995. Net cash flow from operations was also below the 1994 level of $8.9 million, an amount which included nonrecurring items (including an asset sale of and a nonrecurring benefit from the final collection of trade accounts receivable from the Company's former Moonlight Mushrooms, Inc. subsidiary).

In 1996, the Company's income from its spawn products made an increased contribution to Sylvan's total income, consistent with higher sales for those products and the Company's ongoing investment in spawn production assets. During 1996, spawn product income was enhanced by higher capacity utilization at the Netherlands plant and the renovation and expansion of the United Kingdom plant, as well as the startup of the new Australian plant. Production cutbacks in the Company's fresh mushroom operations, due to soft market conditions and a labor-organizing effort, resulted in significantly lower operating income levels there. The organizing effort caused a partial-day work stoppage during March 1996, and some continuing, sporadic picketing of customers' retail stores. Competitive conditions throughout the U.S. fresh mushroom industry are likely to continue through some, or all, of 1997, resulting in an increasing dependence on spawn product income and income derived from international operations. The Company is evaluating a number of options which could improve income contributions from its fresh mushroom business, including leasing or selling some of the assets it utilizes in the latter stages of mushroom growing. The alternatives are not expected to require material additional capital expenditures.

Working capital requirements in 1996 were higher than in 1995. Trade accounts receivable increased by $1.3 million, or 15%, as the Company increased the proportions of its international sales and its spawn products, both of which have longer normal trade credit terms than mushroom products. As measured by days of sales outstanding, accounts receivable increased to 48 days for 1996 from 43 days in 1995. Inventory levels increased by $0.5 million, or 8%, but remained at 59 days when expressed as days of inventory held. Cash declined by $1.2 million and continued to be predominantly held in foreign currencies (80%) in anticipation of capital investment outside of the United States. The Company does not maintain a foreign currency hedging program to manage translation risk, although it does occasionally use forward foreign exchange contracts for larger, known cross-currency transactions. There were no forward currency positions taken in 1996.

Capital expenditures for 1996 were $10.0 million, as compared with the $7.1 million reported for 1995, and the $7.5 million reported for 1994. The principal projects included a new inoculum production facility in Pennsylvania ($2.4 million), a spawn plant in Australia ($2.3 million) and work in progress on the construction of a spawn plant in Hungary ($1.8 million). In addition, capital expenditures for fresh mushroom operations were approximately $1.8 million. Management believes that less than half of its 1996 capital expenditures were related to replacement projects. For 1994, 1995 and 1996, capital expenditures totaled $24.6 million, of which more than 80% was directed to spawn product operations expansion. The Company expects that for 1997, capital expenditures will be in the $8 million to $10 million range and focused on spawn product operations outside of the United States. Funding for these investments will come from a combination of internally generated funds and from borrowings under the Company's long-term revolving credit facility.

Since the closing of the Company's Moonlight Mushrooms, Inc. subsidiary in 1993, an aggressive effort has been made to settle various Moonlight employee benefit liabilities. Settlement efforts generally involve negotiated agreements which result in lump-sum cash payments which reduce or terminate future payment obligations. During 1996, in addition to an ongoing multi-year effort to settle self-insured workers' compensation claims, the Company made a one-time cash payment of $1.2 million as a settlement of Moonlight's postretirement medical benefit litigation relating to certain retirees eligible for these benefits. The settlement will reduce cash outlays for future years, with an expected $0.4 million benefit in 1997. Additionally, the Company will benefit from a lower annual imputed interest expense due to the liability reduction. Cash outlays for self-insured workers' compensation liabilities are expected to decline to approximately $0.5 million in 1997. These expenditures were $1.9 million in 1996, $4.5 million in 1995 and $2.0 million in 1994. The reduced cash requirements for employee benefit liabilities improve the Company's ability to internally generate funds needed for capital expenditures.

Sylvan does not pay a dividend on its Common Stock. Dividend payments are permitted, but subject to limitations under the terms of the Company's credit agreement.

RESULTS OF OPERATIONS

                                                                --------------------- Fiscal Year Ended ------------------

      (In millions)                                             Dec. 29, 1996           Dec. 31, 1995        Jan. 1, 1995
                                                                -------------           -------------        ------------

NET SALES                                                         $  79.1                 $  75.8                 $  69.8

      OPERATING COSTS AND EXPENSES:

        Cost of sales                                                45.3                    42.3                    38.4
        Selling and administrative                                   16.9                    15.1                    14.6
        Research and development                                      2.0                     2.1                     1.9
        Depreciation                                                  4.3                     4.0                     3.4
        Noncash interest cost of employee benefits                    - -                     0.4                     0.3
                                                                  -------                 -------                --------
                                                                     68.5                    63.9                    58.6

      OPERATING INCOME                                               10.6                    11.9                    11.2

      INTEREST EXPENSE, net                                           2.1                     2.8                     2.0

      OTHER INCOME                                                    2.2                     - -                     1.7
                                                                  -------                 -------                --------

      INCOME BEFORE INCOME TAXES                                     10.7                     9.1                    10.9
                                                                  -------                 -------                --------

      PROVISION FOR INCOME TAXES                                      2.9                     2.6                     4.5
                                                                  -------                 -------                --------

      NET INCOME                                                  $   7.8                 $   6.5                $   6.4
                                                                  =======                 =======                =======


NET SALES

Sales increased by 4.4% to $79.1 million for 1996, from $75.8 million for 1995. Unit shipments of spawn products in 1996 increased by 15% over 1995, with sales gains reported in all sales territories. In addition, the unit growth rate exceeded the 12% rate reported for 1995, as compared with 1994. Percentage growth gains were strongest in France, where unit shipments declined in 1995 from the prior year, and in South America, Mexico and Eastern Europe. Spawn products pricing trended upward slightly in Europe in 1996, as measured in local currency, but was approximately equal to the 1995 level after adjusting for a nearly 3% decline due to year-over-year changes in foreign currency translation rates. Pricing in North American markets declined by approximately 3% for the year, reflecting higher utilization of volume price discounting programs. In 1996, a larger proportion of North American sales was made to customers who qualified for higher discount levels, as compared with 1995, and this trend is likely to continue through 1997 as the Company's larger customers maintain or expand production levels in an effort to offset a generally weak fresh mushroom pricing environment. No changes were made to Sylvan's published price list in North America in 1996, following a price increase in January 1995. The Company's products are typically priced above competitors' prices in each selling territory. U.S. Department of Agriculture's crop reports, which measure U.S. industry activity in pounds of mushrooms sold, showed a decrease of 2.8% for the crop year ended June 30, 1994, an increase of 3.9% for the year ended June 30, 1995, and a decrease of 0.3% for the year ended June 30, 1996. Sales of specialty products, which include compost nutritional supplements and disease control agents, increased by 14% with growth in both North American and European markets. This growth rate exceeds the 10% increase reported in 1995, as compared with 1994. The Company expects to increase its emphasis on compost supplements in North America in 1997 and may add its proprietary supplement formulation to the product line.

The Company's fresh mushroom operation reported reduced net sales. Unit volume, as measured by pounds sold, in 1996 declined by 10% from 1995 and 4% from the 1994 level. Average selling price per pound increased by 3% from 1995, but was 2% lower than the 1994 level. Average selling price is subject to fluctuations based on prices and relative mix between the higher-priced fresh mushroom channel and the lower-priced distribution channels to food processors. During 1996, the Company's mushroom operation increased its percentage of pounds sold to the fresh distribution channel to 92%, an improvement from 87% for 1995 and 90% for 1994. On a percentage of total revenue basis, mushroom sales were 37% of total revenues in 1996--the lowest percentage in the Company's history. On a comparative basis, mushroom sales were 41% of 1995 total revenues and 44% of 1994 total revenues.

International sales continue to represent an increasing proportion of the Company's total revenues. In 1996, international sales represented 40% of total sales, as compared with 38% for 1995 and 39% for 1994. Because these revenues are normally denominated in foreign currency, due to the global expansion of its spawn operations, an increasing proportion of the Company's revenue is subject to currency translation rate fluctuations. The Company expects that it will continue to increase the proportion of its revenues which are not billed in U.S. dollars.

COST OF SALES

The Company realized improved efficiencies in its European spawn production facilities during 1996. In contrast, production cutbacks in its fresh mushroom operation were not offset by a corresponding reduction of fixed expenses, and this resulted in increased unit production costs in this area. Consequently, the overall cost of sales expressed as a percentage of sales was 57.2% in 1996, up from the 55.8% reported for 1995 and 55.0% for 1994.

Spawn product cost of sales was 50.9% of sales for 1996, as compared with 50.6% for 1995. Included in these costs were approximately $200,000 of nonrecurring expenses associated with the closing of the Growmaster production line in the United Kingdom in the fourth quarter of 1996. The Growmaster product was replaced by CI, a similar casing inoculum product with a production consistency more reliable than Growmaster's. Additionally, spawn product cost of sales for the second half of 1996 included increased quality control testing expenses. After adjusting for these differences, spawn cost of sales for 1996 was 50.2%, as compared with 50.6% for 1995. Production results as measured by discarded production percentages were lowered by 23.0% from the 1995 level, and were 17.0% lower than the 1994 level. Raw material costs in the aggregate remained stable as increases in grain substrate costs were offset primarily by reductions in packaging costs.

Mushroom product cost of sales was adversely affected by a production cutback. Fixed cost components in production and packaging operations resulted in a unit cost increase of approximately 11%, compared with 1995 results. Compost raw material costs were essentially unchanged, as lower-cost ingredients were substituted to offset a price increase in cottonseed hulls, a compost component. Packaging costs declined by approximately 7% from 1995, after a 6% increase from 1994, but this savings was offset by a more than $140,000 increase in propane energy costs. Labor costs increased approximately 11%, of which half is attributable to a wage rate increase.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased by $1.8 million, or 12%, in 1996 as compared with 1995. Expressed as a percentage of sales, selling and administrative expenses were 21.3% for 1996, 20.0% for 1995 and 20.9% for 1994. The change was due to increased market development expense, higher professional fees associated with a labor-organizing effort and higher U.S. employee medical benefit expenses. Management expects that it will continue to aggressively pursue market development opportunities in Asia, Mexico and South America. For 1997, expenses related to the development of these markets are expected to outpace related revenue.

RESEARCH AND DEVELOPMENT

Expenditures for research and development in 1996 were 2.6% of sales, as compared with 2.8% in 1995 and 2.7% in 1994. During 1996, the principal focus of the Company's research effort was directed at improving the consistency and reliability of existing products and processes. The Company also increased its spending in technologies relating to compost nutritional supplements in anticipation of a near-term proprietary product introduction. Research personnel continued experiments to evaluate products manufactured by others, which could be distributed through the Company's existing sales and marketing organization. Contract research for exotic spawn development was performed in both Eastern Europe and in China.

INTEREST EXPENSE

Net interest expense for 1996 declined by $656,000, or 24%, from 1995's level, due to lower general interest rates, partial-year benefit from better pricing from the Company's lenders and higher interest income. At year-end 1996, approximately 73% of the Company's debt was subject to variable interest rates linked to a Eurodollar borrowing base. The Company has a fixed-for-variable interest rate swap contract arrangement with its banks. In 1994, the Company entered into three of these swap agreements, each in the amount of $5 million, with terms and rates varying for one, two and three years. During 1996, the second of the three swap agreements expired, with a single $5 million contract remaining until November 1997. During 1996, variable rates remained below the fixed swap rate and resulted in the Company incurring expense of approximately $200,000 to fulfill its obligation. The effect of these swap agreements was to increase the Company's effective interest rate by 70 basis points.

OTHER INCOME

Other income increased by $2.1 million in 1996, as compared with 1995, due to the nonrecurring gain of $1.9 million from the negotiated settlement of certain postretirement medical benefit obligations. Excluding this item, other income for 1996 was $231,000, as compared with $40,000 in 1995 and $684,000 in 1994 after excluding the $1.0 million nonrecurring gain from asset sales in that year. The principal differences from 1995 include a $23,000 foreign currency gain (compared with a $153,000 currency loss in 1995) and an insurance recovery of $34,000.

INCOME TAXES

The Company's effective income tax rate for 1996 was 27%, as compared with 29% for 1995 and 42% for 1994. As in 1995, the lower rate reflects the increasing proportion of taxable income generated outside of the United States in jurisdictions where the Company utilizes tax-advantaged financing structures. As foreign earnings continue to increase, the Company expects that its overall effective rate will increase in jurisdictions outside of those where the Company has tax-advantaged financing structures, and thus, the overall effective income tax rate will increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is set forth as Exhibits beginning on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

The information required by this item is set forth under the caption "Election of Directors" in Sylvan's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

(b) Identification of Executive Officers

The information required by this item is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "Management Compensation and Benefit Plans" in Sylvan's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sylvan's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption "Transactions with the Company" in Sylvan's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2). FINANCIAL STATEMENTS AND SCHEDULES

     The financial statements and financial statement schedule listed in the accompanying Index to Financial Statements, Schedules and Exhibits are filed as part of this annual report.

(3). EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

 3.1       Restated Certificate of Incorporation -- previously filed as
           Exhibit 3.2 on April 27, 1990 with the Company's Form 8 Amendment to its Form 10 Registration Statement which was filed on March 25, 1990 and is incorporated herein by reference

 3.2 Bylaws -- previously filed as Exhibit 3.2 on March 28, 1991 with the Company's Form 10-K Annual Report for the fiscal year ended December 30, 1990 and are incorporated herein by reference

10.1       Compensation Plans and Arrangements -- previously filed as (i)
           Exhibit 10.3 on April 2, 1993 with the Company's Form 10-K Annual Report for the fiscal year ended January 2, 1994 and (ii) Exhibit
           10.1 on March 29, 1995 with the Company's Form 10-K Annual Report for the fiscal year ended January 1, 1995 and are incorporated herein by reference

10.2 Material Contracts -- (i) Revolving Credit Agreement dated as of June 1, 1996 among Sylvan Inc., Sylvan Foods (Netherlands) B.V., Mellon Bank, N.A., individually and as issuing bank and as agent, and ABNoAMRO Bank N.V., Pittsburgh Branch -- previously filed on August 2, 1996 as Exhibit 10 with the Company's Form 10-Q Quarterly Report for the period ended June 30, 1996 and is incorporated herein by reference and (ii) Index of Exhibits to Revolving Credit Agreement

11.1       Statement Re Computation of Primary Earnings (Loss) Per Share of
           Common Stock

11.2 Statement Re Computation of Fully Diluted Earnings (Loss) Per Share of Common Stock

13.1 Annual Report to Security Holders for the year ended December 29, 1996 -- to be filed by amendment to this Form 10-K as soon as practicable

22.1       Subsidiaries of the Registrant

(b)        REPORTS ON FORM 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1997.

                                            By /s/ DENNIS C. ZENSEN
                                              -----------------------
                                                   Dennis C. Zensen
                                                   President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                 Title                               Date
              ---------                                 -----                               ----
 /s/ DENNIS C. ZENSEN                          Chairman of the Board of                 March 12, 1997
------------------------------                 Directors, President and
 Dennis C. Zensen                              Chief Executive Officer
                                               (Principal Executive Officer)

 /s/ WILLIAM P. MOONEY                         Chief Financial Officer                  March 18, 1997
------------------------------                 (Principal Financial and
 William P. Mooney                             Accounting Officer)

 /s/ WILLIAM L. BENNETT                        Director                                 March 14, 1997
------------------------------
 William L. Bennett

 /s/ VIRGIL H. JURGENSMEYER                    Director                                 March 17, 1997
------------------------------
 Virgil H. Jurgensmeyer

 /s/ RICHARD F. LAZZARINI, JR.                 President, Quincy Corporation            March 12, 1997
------------------------------                 Director
 Richard F. Lazzarini, Jr.

 /s/ DONALD T. PASCAL                          Director                                 March 13, 1997
------------------------------
 Donald T. Pascal

              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Exhibit No.                             Description                                                 Page No.
-----------                             ------------                                                --------
                  Consent of Independent Public Accountants                                            S-

                  Report of Independent Public Accountants                                             S-

                  Consolidated Balance Sheets at December 29, 1996 and December 31, 1995               S-

                  Consolidated Statements of Income for the Years Ended
                  December 29, 1996, December 31, 1995 and January 1, 1995                             S-

                  Consolidated Statements of Changes in Shareholders' Equity
                  for the Years Ended December 29, 1996, December 31, 1995 and
                  January 1, 1995                                                                      S-

                  Consolidated Statements of Cash Flows for the Years Ended
                  December 29, 1996, December 31, 1995 and January 1, 1995                             S-

                   Notes to Consolidated Financial Statements                                          S-

                  Schedule II - Valuation and Qualifying Accounts for the Years
                  Ended December 29, 1996, December 31, 1995 and January 1, 1995                       S-

                  Report of Independent Public Accountants on Financial
                  Statement Schedules                                                                  S-

   3.1            Restated Certificate of Incorporation                                                (a)

   3.2            Bylaws                                                                               (b)

   10.1.1         Sylvan Foods Holdings, Inc. 1990 Stock Option Plan, as amended                       (c)

   10.1.2         Sylvan Foods, Inc. Target Benefit Annuity Purchase Plan                              (c)

   10.1.3         Sylvan Foods Holdings, Inc. 1993 Stock Option Plan for
                  Nonemployee Directors                                                                (d)

   10.2           Revolving Credit Agreement dated as of June 1, 1996 among
                  Sylvan Inc., Sylvan Foods (Netherlands) B.V., Mellon Bank,
                  N.A., individually and as issuing bank and as agent, and
                  ABNoAMRO Bank N.V., Pittsburgh Branch                                                (e)

   10.2.1         Index of Exhibits to Revolving Credit Agreement referred to
                  in Exhibit 10.2                                                                     E-

   11.1           Computation of Primary Earnings (Loss) Per Share of Common
                  Stock                                                                               E-

   11.2           Computation of Fully Diluted Earnings (Loss) Per Share of
                  Common Stock                                                                        E-

   22.1           Subsidiaries of the Registrant                                                      E-

------------------

     (a) This exhibit was previously filed on April 27, 1990 with the Company's Form 8 Amendment to its Form 10 Registration Statement which was filed on March 25, 1990 and is incorporated herein by reference.

     (b) This exhibit was previously filed on March 28, 1991 with the Company's Form 10-K Annual Report for the fiscal year ended December 30, 1990 and is incorporated herein by reference.

     (c) This exhibit was previously filed on April 2, 1993 with the Company's Form 10-K Annual Report for the fiscal year ended January 3, 1993 and is incorporated herein by reference.

     (d) This exhibit was previously filed on April 1, 1994 with the Company's Form 10-K Annual Report for fiscal year ended January 2, 1994 and is incorporated herein by reference.

     (e) This exhibit was previously filed on August 2, 1996 as Exhibit 10 with the Company's Form 10-Q Quarterly Report for the period ended June 30, 1996 and is incorporated herein by reference.

                              ARTHUR ANDERSEN LLP


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our reports dated February 7, 1997 included in Sylvan Inc.'s Annual Report to Shareholders for the year ended December 29, 1996. We also consent to the incorporation by reference of our reports into the Company's previously filed registration statements on Form S-8 (No. 33-46797 and No. 33-86332), including the prospectuses therein, relating to the Company's 1990 Stock Option Plan and on Form S-8 (No. 33-83962), including the prospectuses therein, relating to the Company's 1993 Stock Option Plan for Nonemployee Directors. It should be noted that we have not audited any financial statements of the Company subsequent to December 29, 1996 or performed any audit procedures subsequent to the date of our report.


                                        /s/ ARTHUR ANDERSEN LLP
                                        -----------------------------
                                            Arthur Andersen LLP


Pittsburgh, Pennsylvania
     March 19, 1997

                 SYLVAN INC. AND SUBSIDIARIES

                 CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF DECEMBER 29, 1996 AND DECEMBER 31, 1995
                 TOGETHER WITH REPORT OF INDEPENDENT
                 PUBLIC ACCOUNTANTS

                          SYLVAN INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 29, 1996 AND DECEMBER 31, 1995

                                    CONTENTS

                                                                  Page
                                                                  ----
FINANCIAL STATEMENTS:

  Report of Independent Public Accountants                         1
  Consolidated Balance Sheets                                      2
  Consolidated Statements of Income                                4
  Consolidated Statements of Changes in Shareholders' Equity       5
  Consolidated Statements of Cash Flows                            6
  Notes to Consolidated Financial Statements                       7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Sylvan Inc.:

We have audited the accompanying consolidated balance sheets of Sylvan Inc. (a Nevada corporation and the Company) and Subsidiaries as of December 29, 1996, and December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sylvan Inc. and Subsidiaries as of December 29, 1996, and December 31, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.

                                        Arthur Andersen LLP

Pittsburgh, Pennsylvania,
February 7, 1997

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                     ASSETS

                                                                                     December 29,             December 31,
                                                                                         1996                     1995
                                                                                     ------------             ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                           $ 4,220                  $ 5,375
     Trade accounts receivable (less allowance
       for doubtful accounts of $1,031 and
       $1,088, respectively)                                                              10,336                    9,025
     Inventories (Note 2)                                                                  7,367                    6,849
     Prepaid income taxes and other expenses                                                 967                      741
     Other current assets                                                                    738                      669
     Deferred income tax benefit                                                             509                      493
                                                                                         -------                  -------
                  Total current assets                                                    24,137                   23,152
                                                                                         -------                  -------

PROPERTY, PLANT AND EQUIPMENT:
     Land and improvements                                                                 3,000                    2,754
     Buildings                                                                            25,672                   22,455
     Equipment                                                                            39,293                   34,228
                                                                                         -------                  -------
                                                                                          67,965                   59,437


     Less- Accumulated depreciation                                                      (20,260)                 (16,945)
                                                                                         -------                  -------

                  Total property, plant and
                    equipment, net                                                        47,705                   42,492
                                                                                         -------                  -------


INTANGIBLE ASSETS, net of accumulated
     amortization of $2,255 and $1,794,
     respectively                                                                         10,093                   10,754

OTHER ASSETS, net of accumulated amortization
     of $1,213 and $997, respectively                                                      4,977                    5,386
                                                                                         -------                  -------

TOTAL ASSETS                                                                             $86,912                  $81,784
                                                                                         =======                  =======


    The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                        (In Thousands Except Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   December 29,             December 31,
                                                                                       1996                     1995
                                                                                   ------------             ------------
CURRENT LIABILITIES:
     Current portion of long-term debt (Note 3)                                        $   523                 $ 1,559
     Accounts payable - trade                                                            3,484                   4,197
     Accrued salaries, wages and other
       employee benefits (Note 4)                                                        3,179                   4,030
     Accrued interest                                                                      443                     289
     Other accrued liabilities                                                           1,771                   1,587
     Income taxes payable                                                                1,744                     890
                                                                                       -------                 -------

                  Total current liabilities                                             11,144                  12,552
                                                                                       -------                 -------

LONG-TERM AND REVOLVING-TERM DEBT (Note 3)                                              30,168                  26,842
                                                                                       -------                 -------

OTHER LONG-TERM LIABILITIES:

     Other employee benefits (Note 6)                                                    2,218                   6,710
     Other                                                                               2,142                   2,045
                                                                                       -------                 -------

                  Total other long-term liabilities                                      4,360                   8,755
                                                                                       -------                 -------

SHAREHOLDERS' EQUITY:

     Common stock, voting, par value $.001, 10,000,000 shares authorized,
       6,480,092 and 6,354,792 shares issued and 6,373,867 and 6,258,567 shares
       outstanding in 1996 and 1995, respectively                                            6                       6
     Common capital contributed in excess of par                                        14,377                  13,070
     Retained earnings                                                                  28,838                  21,019
                                                                                       -------                 -------
                                                                                        43,221                  34,095

     Less- Treasury stock, at cost, 106,225 and 96,225
       shares in 1996 and 1995, respectively                                              (414)                   (281)
     Cumulative translation adjustment                                                     961                   2,800
     Pension adjustment (Note 6)                                                        (2,528)                 (2,979)
                                                                                       -------                 -------

                  Total shareholders' equity                                           41, 240                  33,635
                                                                                       -------                 -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $86,912                 $81,784
                                                                                       =======                 =======


    The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                       CONSOLIDATED STATEMENTS OF INCOME

                        (In Thousands Except Share Data)

                                                                   1996            1995            1994
                                                                ----------      ----------      ----------
NET SALES                                                       $   79,111      $   75,751      $   69,839
                                                                ----------      ----------      ----------
OPERATING COSTS AND EXPENSES:

     Cost of sales                                                  45,262          42,295          38,427
     Selling and administrative                                     16,890          15,124          14,630
     Research and development                                        2,031           2,110           1,863
     Depreciation                                                    4,261           3,967           3,384
     Noncash interest cost of employee
       benefits (Note 6)                                                32             401             382
                                                                ----------      ----------      ----------

                                                                    68,476          63,897          58,686
                                                                ----------      ----------      ----------

OPERATING INCOME                                                    10,635          11,854          11,153

INTEREST EXPENSE, net                                                2,096           2,752           1,979

OTHER INCOME                                                         2,172              40           1,739
                                                                ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                                          10,711           9,142          10,913
                                                                ----------      ----------      ----------

PROVISION FOR INCOME TAXES (Note 5):

       Current                                                         991           1,299           1,681
       Deferred                                                      1,901           1,366           2,875
                                                                ----------      ----------      ----------
                                                                     2,892           2,665           4,556

                                                                ----------      ----------      ----------

NET INCOME                                                      $    7,819      $    6,477      $    6,357
                                                                ==========      ==========      ==========


NET INCOME PER SHARE                                            $     1.21      $     1.02      $     1.01
                                                                ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES                                  6,442,469       6,332,141       6,278,956
                                                                ==========      ==========      ==========


    The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

  FOR THE THREE FISCAL YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995, AND
                                JANUARY 1, 1995

                        (In Thousands Except Share Data)


                                                        Common
                                                        Capital
                                   Common Stock       Contributed                         Cumulative                     Total
                               ---------------------   in Excess    Retained   Treasury   Translation    Pension     Shareholders'
                                 Shares      Amount     of Par      Earnings     Stock    Adjustment    Adjustment       Equity
                              -----------  ---------  ----------   ---------- ---------- ------------- ------------ ---------------
BALANCE, January 2, 1994       6,272,763   $    6     $11,904       $ 8,185       $ (63)    $(1,608)      $(2,495)       $15,929
    Exercise of stock
      options                     25,530       --         176            --           --          --            --           176
    Stock option
      compensation
      expense                         --       --         317            --           --          --            --           317
    Purchase of
      treasury stock                  --       --          --            --         (96)          --            --          (96)
    Current year
      translation
      adjustment                      --       --          --            --           --       2,105            --         2,105
    Increase in
      pension adjustment              --       --          --            --           --          --          (75)          (75)
    Net income                        --       --          --         6,357           --          --            --         6,357
                               ---------   -------  ---------    ----------   ----------  ----------   -----------   -----------

BALANCE, January 1, 1995       6,298,293        6      12,397        14,542        (159)         497       (2,570)        24,713
    Exercise of stock
      options                     56,499       --         356            --           --          --            --           356
    Stock option
      compensation
      expense                         --       --         317            --           --          --            --           317
    Purchase of
      treasury stock                  --       --          --            --        (122)          --            --         (122)
    Current year
      translation
      adjustment                      --       --          --            --           --       2,303            --         2,303
    Increase in
      pension adjustment              --       --          --            --           --          --         (409)         (409)
    Net income                        --       --          --         6,477           --          --            --         6,477
                               ---------   -------  ---------    ----------   ----------  ----------   -----------   -----------

BALANCE, December 31, 1995     6,354,792        6      13,070        21,019        (281)       2,800       (2,979)        33,635
    Exercise of stock
      options                    125,300       --       1,149            --           --          --            --         1,149
    Stock option
      compensation
      expense                         --       --         158            --           --          --            --           158
    Purchase of
      treasury stock                  --       --          --            --        (133)          --            --         (133)
    Current year
      translation
      adjustment                      --       --          --            --           --     (1,839)            --       (1,839)
    Decrease in
      pension adjustment              --       --          --            --           --          --           451           451
    Net income                        --       --          --         7,819           --          --            --         7,819
                               ---------   -------  ---------    ----------   ----------  ----------   -----------   -----------
BALANCE, December 29, 1996     6,480,092   $    6     $14,377       $28,838       $(414)    $    961     $( 2,528)       $41,240
                               ---------   -------  ---------    ----------   ----------  ----------   -----------   -----------


                                        The accompanying notes to consolidated
financial statements are an integral part of these statements

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                          1996                1995                 1994
                                                                      -----------          -----------          -----------
CASH FLOWS FROM OPERATIONS:

  Net income                                                             $7,819               $6,477               $6,357
  Adjustments to reconcile net income to
    net cash provided by operations:

      Depreciation                                                        4,261                3,967                3,384
      Amortization                                                          677                  699                  592
      Noncash interest cost of employee benefits                             32                  401                  382
      Deferred income taxes                                                 (55)                (331)               1,219
      Stock option compensation                                             158                  317                  317
      Employee benefits                                                  (5,376)              (2,429)                (461)
      Net gain on disposal of assets                                        (24)                 (32)              (1,055)
      Trade accounts receivable                                          (1,311)                (327)               1,362
      Inventories                                                          (518)                (836)              (1,038)
      Prepaid expenses                                                     (295)                 355                  137
      Other assets                                                          393                 (676)                   -
      Accounts payable, accrued expenses
        and other liabilities                                              (238)                (228)              (3,089)
      Income taxes payable                                                  854                   75                  815
                                                                         ------               ------               ------

                  Net cash provided by operations                         6,377                7,432                8,922
                                                                         ------               ------               ------

CASH FLOWS FROM INVESTING:

     Expenditures for property, plant and equipment                      (9,980)              (7,137)              (7,483)
     Proceeds from disposal of assets held for sale                          --                  --                 3,365
                                                                         ------               ------               ------

                  Net cash used in investing                             (9,980)              (7,137)              (4,118)
                                                                         ------               ------               ------

CASH FLOWS FROM FINANCING:

     Principal payments on long-term debt                                (5,579)              (3,082)              (5,847)
     Net proceeds from European bank loans                                   --                4,090                   -
     Net borrowings (repayments) under revolving
        credit loan                                                       8,346               (2,901)                (368)
     Common stock transactions, net                                         815                  234                   75
                                                                         ------               ------               ------

              Net cash provided by (used in) financing                    3,582               (1,659)              (6,140)
                                                                         ------               ------               ------

EFFECT OF EXCHANGE RATES ON CASH                                         (1,134)               1,184                1,133
                                                                         ------               ------               ------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                      (1,155)                (180)                (203)

CASH AND CASH EQUIVALENTS, beginning of period                            5,375                5,555                5,758
                                                                         ------               ------               ------

CASH AND CASH EQUIVALENTS, end of period                                 $4,220               $5,375               $5,555
                                                                         ======               ======               ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:

     Interest paid                                                       $2,078               $2,658               $1,680
     Income taxes paid                                                    2,022                  818                  608


    The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Period

The Company maintains its accounting records on a 52-53 week fiscal year ending the Sunday nearest December 31. The 1996, 1995 and 1994 fiscal years were 52-week years.

Principles of Consolidation

The accounts of majority owned or controlled subsidiaries are included in the Company's statements only for the period subsequent to their acquisition. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

All cash equivalents are stated at cost, which approximates market. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. In addition, included in other assets is a pledged, interest-bearing cash balance of approximately $3.1 million maintained by a U.S. bank.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

The Company's property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives.

Upon disposal of property items, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items and any resulting gain or loss is reflected in income.

For financial reporting purposes, the Company considers its depreciable assets to have the following useful lives:

            Land improvements                                10-20 years
            Buildings                                        30-40 years
            Equipment                                         2-15 years

Intangible Assets

Intangible assets consist of the excess of cost over net assets of acquired companies and are being amortized over 30 years or less. Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company will use an estimate of the relevant undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The Company's evaluations have not resulted in any revision to goodwill or its related amortization period.

Other Income

Included in other income for the year ended December 29, 1996, is the gain of approximately $1.9 million from the settlement of litigation related to postretirement medical benefits for hourly employees of its defunct Moonlight Mushrooms, Inc. subsidiary ("Moonlight"). Included in other income for the year ended January 1, 1995, is the recognition of a gain of approximately $1 million on the sale of substantially all of the assets of Moonlight.

Research and Development

Research and development costs are expensed as incurred.

Foreign Currency Translation

The financial statements of all foreign operations are translated using the standards established by Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation."

Assets and liabilities of non-U.S. operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at the average exchange rates for the year. The resulting net translation adjustments are recorded as a separate component of shareholders' equity.

Transaction gains and losses are reflected in income.

Foreign Currency Exchange Risk Management

The Company evaluates and hedges foreign currency exchange risk exposure on a transaction-by-transaction basis. As of December 29, 1996, the Company had no outstanding foreign currency exchange contracts.

Interest Rate Risk Management

The Company uses interest rate swap agreements to convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future results. The Company has an agreement with a bank as counterparty. The agreement replaces the floating (Euro-rate) LIBOR basis with a 90-day fixed LIBOR basis as described in the table below. At the end of each 90-day period, the Company and its counterparty make appropriate payments to settle the difference between the floating rate LIBOR and the fixed rate LIBOR. When floating rate LIBOR exceeds the fixed rate LIBOR at the beginning of a 90-day term, the counterparty will pay the difference between the rates for the appropriate notional amount to the Company. Conversely, when the fixed rate exceeds the floating rate, the Company will pay its counterparty. Amounts receivable or payable under these swap agreements are recorded as an adjustment to interest expense. The Company's swap agreement is as follows:

            Notional Amount                 Expiration Date             Fixed Rate %
       ---------------------------    ----------------------------    ------------------
                $5,000,000                November 28, 1997                 7.63
       ===========================


2. INVENTORIES:

Inventories are summarized as follows (in thousands):

                                                   December 29, 1996      December 31, 1995
                                                   -------------------    -------------------
          Growing crops and compost material               $3,759                 $3,532
          Stores and other supplies                         1,634                  1,690
          Mushrooms and spawn on hand                       1,974                  1,627
                                                           ------                 ------

                                                           $7,367                 $6,849
                                                           ======                 ======

3. LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

The Company has a Revolving Credit Agreement (the Agreement) with a commercial bank (the Bank) which was amended and restated on June 1, 1996. It provides for revolving credit loans on which the aggregate outstanding balance available to the Company may not initially exceed $45.0 million, but this aggregate outstanding balance will decline over the life of the Agreement as follows:

                                   Maximum Aggregate
    Period Beginning              Outstanding Balance
-------------------------       ------------------------
June 1, 1996                            $45.0 million
June 1, 1998                             40.0 million
June 1, 1999                             35.0 million
June 1, 2001                             25.0 million
June 1, 2002                             20.0 million

Outstanding borrowings under the Agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin), at the Company's option. The revolving credit loans mature on May 31, 2003. On December 29, 1996, the Company had outstanding borrowings under the Agreement of $24.0 million.

The Agreement provides for the maintenance of various financial covenants, and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Spending for capital projects and payment of dividends are subject to annual limitations. The Company has pledged to the lending banks a security interest in the capital stock of its subsidiaries.

The Company has allocated $2.0 million of its credit capacity to support stand-by letters of credit which the Company maintains in connection with the self-insurance of its subsidiaries' workers' compensation claims.

In 1995, the Company obtained Dutch Guilder financing for the acquisition of plant and machinery in the Netherlands. Loans outstanding under the agreement, amounting to approximately $3.1 million, are repayable in quarterly installments over periods between four and nineteen years. Interest is payable with each installment at a fixed rate of between 8.35% and 8.55% until 2000, after which the interest rate may vary. The Company has granted a security interest over certain Dutch assets to secure these borrowings.

The Company has a French-franc-denominated loan of $2.9 million. Interest is payable based on a formula that utilizes a Paris Interbank Offer Rate plus an applicable margin. Repayment is due in January 1998. The loan is supported by a letter of credit.

The Company incurred approximately $2.2 million in gross interest expense during 1996 at a weighted average interest rate of 7.87%. The contractual principal payments due under the Company's loan agreements are as follows (in thousands):

          1997                                      $   523
          1998                                        3,602
          1999                                          595
          2000                                          348
          Thereafter                                 25,623
                                                  ------------
          Total                                     $30,691
                                                  ============

4. ACCRUED SALARIES, WAGES AND OTHER EMPLOYEE BENEFITS:

Accrued salaries, wages and other employee benefits are composed of the following (in thousands):

                                    December 29,     December 31,
                                        1996             1995
                                   -------------    -------------
Accrued compensation                  $1,738           $2,064
Accrued vacation                         583              618
Accrued workers' compensation            477              600
Accrued medical benefits                 297              533
Other                                     84              215
                                   ------------     -------------
                                      $3,179           $4,030
                                   ============     =============

For periods prior to October 1993, the Company utilized a self-insured workers' compensation insurance program. The liability for these claims of $1.6 million is reflected in the current and noncurrent liability sections ($477,000 and $1.1 million, respectively) of the accompanying consolidated balance sheets. The liability is calculated on a specific case analysis which determines the expected cash payment stream associated with each injury.

5. INCOME TAXES:

The Company files a consolidated U.S. federal income tax return with its wholly owned U.S. subsidiaries. The Company does not provide for federal income taxes on unremitted earnings of non-U.S. subsidiaries.

The amounts of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

                              Year Ended               Year Ended           Year Ended
                           December 29, 1996        December 31, 1995      January 1, 1995
                         ---------------------    ---------------------   -------------------
Domestic                         $5,821                  $5,540                 $7,943
Foreign                           4,890                   3,602                  2,970
                         ---------------------    ---------------------   -------------------
Total                           $10,711                  $9,142                $10,913
                         =====================    =====================   ===================

The provision (benefit) for income taxes consisted of the following (in thousands):

                       Year Ended          Year Ended         Year Ended
                   December 29, 1996    December 31, 1995    January 1, 1995
                  -------------------  -------------------  -----------------
Current-

  Federal                   $11                $277               $(288)
  State                     248                 231                 396
  Foreign                   732                 791               1,573

Deferred-

  Federal                 1,901               1,366               2,876
  State                      --                  --                  (1)
  Foreign                    --                  --                  --
                  -------------------  -------------------  -----------------

                         $2,892              $2,665              $4,556
                  ===================  ===================  =================


A reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to income before income taxes and the actual provision for income taxes is as follows (in thousands):

                                             Year Ended            Year Ended           Year Ended
                                         December 29, 1996    December 31, 1995     January 1, 1995
                                        -------------------  -------------------   -----------------
Income tax at U.S.
  federal statutory
  rate                                        $3,642                $3,108               $3,710
State income taxes,
  net of federal
  income tax benefit                             164                   153                  261
Foreign taxes at rates
  other than
  effective U.S. rates                          (825)                 (444)                 564
Net (permanent benefits)
  nondeductible charges                          (24)                  (99)                  58
Tax credits                                       --                   (14)                 (25)
Other, net                                       (65)                  (39)                 (12)
                                        -------------------  -------------------   -----------------

Total provision for
  income tax                                  $2,892                $2,665               $4,556
                                        ===================  ===================   =================

The sources of deferred income taxes consist of the following (in thousands):

                                               Year Ended                      Year Ended                   Year Ended
                                           December 29, 1996             December 31, 1995              January 1, 1995
                                        -------------------------     -------------------------     -------------------------
Workers' compensation                                 $66                        $1,176                          $452
Depreciation                                          130                           (14)                        1,532
OPEB                                                1,613                           215                           (95)
Moonlight closure-related
  costs                                                --                           82                          1,128
Other, net                                             92                           (93)                         (141)
                                        -------------------------     -------------------------     -------------------------

                                                   $1,901                        $1,366                        $2,876
                                        =========================     =========================     =========================

Temporary differences which generate significant portions of the Company's deferred tax assets and liabilities as of December 29, 1996, and December 31, 1995, were (in thousands):

                                                                  -------------------------------------------------------
                                                                     December 29, 1996             December 31, 1995
                                                                  -------------------------     -------------------------
Postretirement benefits other
  than pensions                                                               $(405)                        $(2,018)
Depreciation                                                                  3,372                           3,242
Workers' compensation                                                          (536)                           (602)
Net operating loss carryforwards                                             (1,207)                         (1,017)
Other, net                                                                     (339)                           (431)
                                                                  -------------------------     -------------------------

  Total                                                                         885                            (826)

Less- Valuation allowance                                                     1,207                           1,017
                                                                  -------------------------     -------------------------

Net deferred tax liability                                                   $2,092                            $191
                                                                  =========================     =========================

Included in net deferred tax liabilities at December 29, 1996, are unrealized tax benefits amounting to $1.2 million related to net operating loss carryforwards. The realization of these tax benefits is contingent on future taxable net income being generated in certain international operations. The life of the carryforwards is determined by various international taxation jurisdictions, and will expire over periods ranging from one year to an indefinite period. The Company has recognized a valuation allowance that reduces the carrying value of unrealized net tax benefits relating to net operating loss carryforwards to offset the deferred tax benefits that may not be realized.

6. EMPLOYEE BENEFITS:

The Company has a noncontributory defined benefit pension plan covering substantially all of the former employees of Moonlight and certain employees of Sylvan America, Inc., a wholly owned subsidiary of the Company. The Company's funding policy is to contribute annually an amount that satisfies the minimum funding requirement under the Employee Retirement Income Security Act and that is also deductible for federal income tax purposes.

The accumulated benefit obligation at December 29, 1996, and December 31, 1995, was $30.1 million and $29.9 million, respectively, all of which was fully vested. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% for both the years ended December 29, 1996, and December 31, 1995. The expected long-term rate of return on assets was 9.0% for both years. The plan's assets consist primarily of U.S. government obligations, temporary deposits, common stocks and corporate obligations.

The plan's funded status and amounts recognized in the Company's consolidated balance sheets are set forth in the following table (in thousands):

                                                              December 29,             December 31,
                                                                  1996                     1995
                                                         --------------------     --------------------
Projected benefit obligation for
  service rendered to date                                      $(30,144)                $(29,882)
Fair value of plan assets                                         30,142                   29,472
                                                         --------------------     --------------------
Projected benefit obligation in
  excess of plan assets                                               (2)                    (409)
                                                         --------------------     --------------------

Accrued pension liability                                       $     (2)                 $  (409)
                                                         ====================     ====================

Net pension cost (benefit) included the following components (in thousands):

                                                Year Ended              Year Ended                 Year Ended
                                            December 29, 1996       December 31, 1995            January 1, 1995
                                        ----------------------    ----------------------    ----------------------
Interest cost on
  projected benefit
  obligation                                      $2,083                    $2,151                   $2,116
Actual return on plan
  assets                                          (2,542)                   (5,664)                     632
Net amortization and
  deferral                                           173                     3,678                   (2,724)
                                        ----------------------    ----------------------    ----------------------
Net periodic pension
  cost (benefit)                                  $ (286)                   $  165                   $   24
                                        ======================    ======================    ======================

The accumulated postretirement benefit obligation relating to the former Moonlight operations as of December 29, 1996, and December 31, 1995, is comprised of the following components (in thousands):

                                                                December 29, 1996         December 31, 1995
                                                              ----------------------    ----------------------
Retirees                                                              $  800                    $4,341
Fully eligible active plan participants                                   --                        --
                                                              ----------------------    ----------------------

Accrued postretirement benefit obligation                                800                     4,341
Unrecognized prior service cost                                          (34)                     (278)
Unrecognized net gain                                                   (296)                   (1,325)
                                                              ----------------------    ----------------------

Total accrued postretirement obligation                               $1,130                    $5,944
                                                              ======================    ======================

On October 31, 1996, the Company negotiated a settlement related to postretirement medical benefits for hourly retirees of its former Moonlight subsidiary. Under the settlement, the Company agreed to make a $1.2 million lump-sum payment to the United Steelworkers of America AFL-CIO-CLC (USWA) in exchange for the USWA's release of certain employment and benefit-related claims of the Moonlight hourly retirees for current and future periods, and the assumption by the USWA of the administration of the applicable benefit programs. A noncash gain of approximately $1.9 million resulted from the settlement of liabilities for postretirement medical benefits that had been recorded in the financial statements. The remaining liability as of December 29, 1996, represents postretirement medical benefits for Moonlight's salaried retirees.

The net postretirement benefit cost included the following components (in thousands):

                                                                      Year Ended               Year Ended
                                                                   December 29, 1996        December 31, 1995
                                                                  --------------------     --------------------
Service costs-
  benefits earned during the period                                          $ --                     $ --

Interest cost on accumulated
  postretirement benefit
  obligation                                                                  181                      328

Net amortization                                                              (42)                     (92)
                                                                  --------------------     --------------------

                                                                             $139                     $236
                                                                  ====================     ====================

This obligation was calculated using the provisions of the medical and life insurance plans together with the relevant actuarial assumptions and health care cost trend rates projected at rates of 7.5% in 1996 through 1997 and declining by approximately .375% each year thereafter to 5.25% in 2003 and thereafter. The effect of a rate increase of 1% annually in these assumed cost trends would increase the accumulated postretirement benefit obligation at December 31, 1996, by $60,000 and would have increased the fiscal 1996 postretirement benefit expense by approximately 7.50%. A discount rate of 7.50% was used to determine the 1996 net periodic postretirement benefit cost and liability at December 29, 1996.

7. STOCK OPTIONS:

In June 1991, the shareholders approved a stock option plan ("1990 Plan") for employees and others who perform substantial services for the Company covering 600,000 shares of common stock, and subsequently approved the use of an additional 600,000 shares by the 1990 Plan in June 1994. In June 1993, the shareholders approved a stock option plan ("1993 Plan") for nonemployee directors of the Company, covering 100,000 shares of common stock. The Company accounts for both plans under the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for options granted at fair market value.

Had compensation cost for this plan been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                     1996                 1995
                                                                     ----                 ----
              Net Income:           As Reported                    $7,819               $6,477
                                    Pro Forma                       7,603                6,381
              Primary EPS:          As Reported                     $1.21                $1.02
                                    Pro Forma                        1.17                 1.01

The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, as the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The Board, through its Stock Option and Compensation Committee ("Board"), may grant options for up to 1.2 million shares under the 1990 Plan, and up to 100,000 shares under the 1993 Plan. The Board has granted options on 925,500 shares through December 29, 1996, under the 1990 Plan, and 63,000 shares under the 1993 Plan. Under both plans, the option exercise price equals the stock's market price on date of grant. The 1993 Plan options are exercisable six months from the grant date, and expire ten years after the grant. The 1990 Plan options are generally exercisable one year from the grant date in installments over a period of three to four years and expire after ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 1996 and 1995, respectively: risk-free interest rates of 6.47% and 6.34%; no expected dividend yields; expected lives of 6.3 and 6.8 years; expected volatility of 20%.

A summary of the status of the Company's stock option plans at December 29, 1996, and December 31, 1995, and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                                         1996                                1995
                                             -----------------------------        -------------------------
                                                          Weighted Average                 Weighted Average
                                               Shares      Exercise Price         Shares    Exercise Price
                                             ----------   ----------------      ---------  ----------------
     Outstanding at beginning
        of year                                  680               $9.78            571             $9.01
     Granted                                      81               10.95            165             11.23
     Exercised                                 (125)                7.57            (56)             6.31
     Forfeited                                   (7)               10.38             --                --
     Expired                                      --                 --              --                --
                                             ---------          --------          -------         -------
     Outstanding at end of year                  629               10.36            680              9.78
                                             ---------          --------          -------         -------
     Exercisable at end of year                  402               10.03            325              8.96
     Weighted average fair value
       of options granted                                           4.08                             4.30

The 629,000 options outstanding under both plans at December 29, 1996 have exercise prices between $8 and $13.75 per share, with a weighted average exercise price of $10.36 and a weighted average remaining contractual life of
6.4 years. 402,000 of these options are exercisable. The remaining 227,000 options have exercise prices between $8.75 and $12.38, with a weighted average exercise price of $10.95 and a weighted average contractual life of 8.6 years.

8. NATURE OF OPERATIONS AND BUSINESS SEGMENT INFORMATION:

The Company is engaged in one line of business, the production of mushrooms and mushroom spawn. However, the Company markets its products worldwide. Identifiable assets are those assets that are identified with operations in each geographic area. The North American segment consists of the United States, Canada and Mexico. The international business segment is composed primarily of operations in Western Europe.

(In Thousands)

                                               ----------------------------------------------------------------------
                                                  North America            International               Total
                                               --------------------     --------------------     --------------------
1996:

  Revenues                                            $47,539                  $31,572                  $79,711
  Corporate expenses                                    3,882                       --                    3,882
  Income from operations                                5,707                    4,928                   10,635
  Identifiable assets                                  37,166                   49,746                   86,912

1995:

  Revenues                                            $47,087                  $28,664                  $75,751
  Corporate expenses                                    3,342                    1,136                    4,478
  Income from operations                                8,369                    3,485                   11,854
  Identifiable assets                                  35,210                   46,574                   81,784

1994:

  Revenues                                            $42,568                  $27,271                  $69,839
  Corporate expenses                                    3,558                      701                    4,259
  Income from operations                                8,321                    2,832                   11,153
  Identifiable assets                                  35,823                   38,669                   74,492


No single customer accounted for 10% or more of Sylvan's sales during the years ended December 29, 1996, December 31, 1995, or January 1, 1995. The majority of the Company's trade accounts receivable are from regional mushroom growers. The remaining portion of the Company's trade accounts receivable is from a number of produce wholesalers in major cities within its marketing regions. Many of these customers are privately held businesses with limited capital resources; however, the Company's bad debt loss experiences with these entities compare favorably with the Company's bad debt loss experience on its customer base as a whole.

9. RELATED PARTY TRANSACTIONS:

During fiscal years 1996 and 1995, a nonemployee director's business interests purchased spawn at fair market value totaling $611,000 and $598,000, respectively, and sold mushrooms at fair market value totaling $111,000 in 1996, in trading with the Company's subsidiaries.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                                              1996

                                                                       Three Months Ended
                                                                (In Thousands Except Share Data)
                                     ----------------------------------------------------------------------------------------
                                        March 31,              June 30,             September 29,            December 29,
                                           1996                   1996                     1996                  1996
                                    -----------------    ---------------------   ---------------------    -------------------
Net sales                                 $20,137                $18,730                  $19,728                 $20,516
Gross profit                                8,899                  8,094                    8,232                   8,624
Net income                                  1,862                  1,543                    1,419                   2,995
Net income per share                      $   .29                $   .24                  $   .22                 $   .46
Weighted average number
  of shares                             6,418,939              6,465,735                6,414,811               6,484,692


Net income for the three months ended December 29, 1996 includes an aftertax net gain of approximately $1.3 million from the settlement of litigation related to postretirement medical benefits of the Company's former Moonlight subsidiary (see Note 1).

                                                                              1995

                                                                       Three Months Ended
                                                                (In Thousands Except Share Data)
                                     ----------------------------------------------------------------------------------------
                                         April 2,               July 2,               October 1,             December 31,
                                           1995                   1995                     1995                  1995
                                    -----------------    ---------------------   ---------------------    -------------------
Net sales                                 $19,055                 $18,085                 $18,771                  $19,840
Gross profit                                8,368                   7,986                   8,190                    8,912
Net income                                  1,650                   1,437                   1,613                    1,777
Net income per share                      $   .26                 $   .23                 $   .25                  $   .28
Weighted average number
  of shares                             6,332,265               6,336,662               6,342,164                6,338,524


11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair value is defined as the amount at which the instrument could be exchanged in a transaction between willing parties.

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt

The fair values of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company is satisfied that the stated value of its variably priced long-term debt approximates fair market value.

Interest Rate Swaps

The fair value of these instruments is based on the difference between the interest rates either received or paid on the notional amount of the underlying liabilities. The calculation of fair value was computed on a net present value basis as if the financial instruments were terminated on the balance sheet date. A relationship spread was developed based on the difference between the three-month LIBOR and quoted three-month treasuries. This spread was added to the quoted treasury yield for the respective maturity period of the financial instruments and used to compute the net present value. The negative or positive fair value is an estimate of the amounts that the Company would either pay or receive to cancel the contracts outstanding at the balance sheet date. The instruments have no carrying value and had fair value deficit of $98,000 and $324,000 as of December 29, 1996, and December 31, 1995, respectively.

                                                                     SCHEDULE II

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                       VALUATION AND QUALIFYING ACCOUNTS

            FOR THE YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995

                              AND JANUARY 1, 1995

                                 (In Thousands)

                                                ----------Additions---------
                             Balance at         Charged to                           Deductions                        Balance
                             Beginning          Costs and                               from                           at End
Description                  of Period           Expenses         Recoveries          Reserves           Other        of Period
--------------------------------------------------------------------------------------------------      --------      ---------
Year ended
   December 29,
   1996-
     Allowance for
     doubtful
     accounts                $1,088               $108               $11              ($120)(a)         ($56)(b)       $1,031
                             ======               ====               ===              =====             ====           ======

Year ended
   December 31,
   1995-
     Allowance for
     doubtful
     accounts                  $954                $81              $117               ($77)(a)          $13 (b)       $1,088
                               ====                ===              ====               ====              ===           ======

Year ended
   January 1,
   1995-
     Allowance for
     doubtful
     accounts                  $903               $243               $17              ($181)(a)         ($28)(c)         $954
                               ====               ====               ===              =====             ====             =====


(a) Represents uncollected accounts charged against the allowance

(b) Represents the effect of currency translation adjustments

(c) Represents a reclassification of reserves due to plant shutdown and the effect of currency translation adjustments

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Shareholders of Sylvan Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Sylvan Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP
                                        ------------------------------
                                            Arthur Andersen LLP


Pittsburgh, Pennsylvania,
    February 7, 1997