Form 10-Q
period 1997-03-30
SYLVAN INC
filed 1997-05-07
CIK 861291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   FOR QUARTERLY PERIOD ENDED MARCH 30, 1997

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

                                 (412) 295-3910
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at May 5, 1997
------------------------------                 --------------------------
Common Stock - $.001 Par Value                          6,392,200

                          SYLVAN INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                             Page No.
                                                                                                             --------
Part I - FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Balance Sheets
                   March 30, 1997 and December 29, 1996...........................................................3

                   Condensed Consolidated Statements of Income, Three Months
                   Ended March 30, 1997 and March 31, 1996........................................................5

                   Condensed Consolidated Statements of Cash Flows, Three
                   Months Ended March 30, 1997 and March 31, 1996.................................................6

                   Notes to Condensed Consolidated Financial Statements
                   March 30, 1997 ................................................................................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................10

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings 13

         Item 6.  Exhibits and Reports on Form 8-K...............................................................13

Item 1. - Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                          Sylvan Inc. and Subsidiaries
                                 (In Thousands)

                                                                            March 30, 1997               December 29, 1996
                                                                            --------------               -----------------
                                                                               (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                                      $  4,560                    $  4,220
   Trade accounts receivable, net of allowance
      for doubtful accounts of $944 and $1,031, respectively                         9,622                      10,336
   Inventories                                                                       7,851                       7,367
   Deferred income tax benefit                                                         509                         509
   Prepaid expenses and other current assets                                         1,347                       1,705
-----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                          23,889                      24,137

Property, plant and equipment, net                                                  47,084                      47,705

Intangible assets, net of accumulated amortization
   of $2,353 and $2,255, respectively                                                9,282                      10,093

Other assets, net of accumulated amortization
   of $1,267 and $1,213, respectively                                                4,607                       4,977
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $ 84,862                    $ 86,912
=======================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                          Sylvan Inc. and Subsidiaries
                        (In Thousands Except Share Data)

                                                                              March 30, 1997        December 29, 1996
                                                                              --------------        -----------------
                                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                                                        $  2,731                $  3,484
   Current portion of long-term debt                                                  3,139                     523
   Accrued salaries, wages and other employee benefits                                2,363                   3,179
   Accrued interest                                                                     268                     443
   Other accrued liabilities                                                          3,049                   3,515
--------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                      11,550                  11,144
--------------------------------------------------------------------------------------------------------------------

Long-term and revolving term debt                                                    28,408                  30,168
--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Postretirement medical benefits                                                    1,096                   1,046
   Other employee benefits                                                              981                   1,172
   Other                                                                              1,098                   1,208
--------------------------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                               3,175                   3,426
--------------------------------------------------------------------------------------------------------------------

Minority interest                                                                     1,000                     934

CONTINGENT LIABILITIES (See Note 2)

SHAREHOLDERS' EQUITY:

   Common stock, voting, par value $.001, 10,000,000 shares authorized,
     6,498,425 and 6,480,092 shares issued and 6,392,200 and 6,373,867 shares
     outstanding at March 30, 1997 and December 29, 1996, respectively                    6                       6
   Common capital contributed in excess of par                                       14,556                  14,377
   Retained earnings                                                                 30,371                  28,838
   Less:  Treasury stock, at cost, 106,225 and 106,225 shares
     at March 30, 1997 and December 29, 1996, respectively                             (414)                   (414)
   Cumulative translation adjustment                                                 (1,262)                    961
   Pension adjustment                                                                (2,528)                 (2,528)
--------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                     40,729                  41,240
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 84,862                $ 86,912
====================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                          Sylvan Inc. and Subsidiaries
                  (Unaudited, In Thousands Except Share Data)

                                                                                     Three Months Ended
                                                                           March 30, 1997            March 31, 1996
                                                                           --------------            --------------
NET SALES                                                                       $ 19,913                  $ 20,137
-------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                  11,499                    11,267
   Selling, administration, research and development                               4,660                     4,703
   Depreciation                                                                    1,103                     1,036
-------------------------------------------------------------------------------------------------------------------
                                                                                  17,262                    17,006
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                   2,651                     3,131

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                                              500                       573

OTHER INCOME                                                                          29                       121
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                         2,180                     2,679

PROVISION FOR INCOME TAXES                                                           626                       811
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                                            1,554                     1,868

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                                        (21)                       (6)
-------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                     $   1,533                 $   1,862
===================================================================================================================


NET INCOME PER SHARE                                                           $    0.24                $     0.29
===================================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES (See Note 1)                                 6,477,937                 6,418,939
===================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Sylvan Inc. and Subsidiaries

                           (Unaudited, In Thousands)

                                                                                          Three Months Ended
                                                                              March 30, 1997               March 31, 1996
                                                                              --------------               --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  1,533                     $  1,862
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                                  1,255                        1,197
        Deferred income taxes                                                            (48)                         (18)
        Noncash interest cost of employee benefits                                       (41)                         100
        Net (gain) on sale of assets                                                      (7)                          (5)
        Stock option compensation expense                                                  0                           79
        Trade accounts receivable                                                        715                          268
        Inventories                                                                     (484)                        (534)
        Prepaid expenses and other assets                                              1,386                          959
        Accounts payable and accrued liabilities                                      (1,456)                      (1,636)
        Postretirement medical and other employee benefits                              (916)                        (943)
        Minority interest                                                                 66                           44
--------------------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                                  2,003                        1,373
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net expenditures for property, plant and equipment                                 (1,888)                      (1,782)
--------------------------------------------------------------------------------------------------------------------------

           Net cash used in investing activities                                      (1,888)                      (1,782)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                 (118)                        (646)
   Net borrowings under revolving credit line                                          1,420                        2,037
   Net proceeds from exercise of stock options                                           175                          376
--------------------------------------------------------------------------------------------------------------------------

           Net cash provided by financing activities                                   1,477                        1,767
--------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                      (1,252)                        (857)
--------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                340                          501

CASH AND CASH EQUIVALENTS, beginning of period                                         4,220                        5,375
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                            $  4,560                     $  5,876
+++++++===================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:

   Interest paid                                                                   $     513                    $     612
   Income taxes paid                                                                     315                          225


   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                                 March 30, 1997
                                  (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      General

        These condensed consolidated financial statements of Sylvan Inc. ("Sylvan") (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders and its Form 10-K for the year ended December 29, 1996.

      Cash

      The Company maintains cash balances of approximately $3.2 million with a U.S. bank in support of a letter of credit issued to a European bank. This balance is reported under "Other Assets."

      Inventories

      Inventories at March 30, 1997 and December 29, 1996 consisted of the following (in thousands):

                                                                  March 30, 1997                December 29, 1996
                                                                 ---------------                -----------------
          Growing crops and compost material                             $ 3,881                       $ 3,759
          Stores and other supplies                                        1,870                         1,634
          Mushrooms and spawn on hand                                      2,100                         1,974
                                                                         -------                       -------
                                                                         $ 7,851                       $ 7,367
                                                                         =======                       =======

      Earnings Per Common Share

      Earnings per share for the three months ended March 30, 1997 was calculated using the weighted average number of shares outstanding during the period and included the effect of stock options outstanding. Pursuant to the Company's 1990 and 1993 Stock Option Plans, options for a total of 940,417 shares of the Company's Common stock have been granted, and options for a total of 353,632 of these shares have been exercised as of March 30, 1997.

      Reclassifications

      Certain reclassifications have been made to the prior-year condensed consolidated financial statements to conform to the current-year presentation.

      New Accounting Pronouncement

      In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared with primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations than fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied the provisions of SFAS No. 128 in the first quarter of 1997 to the earnings per share calculations, the basic and diluted earnings per share for the three months ended March 30, 1997 would have been $0.24 and $0.24 respectively.

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

      In addition to certain other limitations, the Agreement provides for the maintenance of various financial covenants, including limitations as to incurring additional indebtedness, granting security interests to third parties, spending for capital projects and paying dividends. The Company has pledged to the lending banks a security interest in the capital stock of its subsidiaries.

      The Company utilized monies under the Agreement to repay term loans outstanding under a previous loan agreement and has allocated $2.0 million of its credit capacity to support standby letters of credit which the Company has obtained in connection with the self-insurance of its subsidiaries' workers' compensation claims. On March 30, 1997, the Company had outstanding borrowings under the Agreement of $25.5 million.

      The Company has one interest rate swap agreement which applies to $5.0 million of the Company's total long-term debt. The Company agreed to pay a fixed interest rate over the life of the agreement of 7.63% plus the applicable margin. The balance of long-term debt continues to be subject to variable interest rate pricing.

      The Company has an agreement with a French bank which enables it to borrow 15 million French francs at an interest rate based on a Paris Interbank Offered Rate plus the applicable margin with repayment due January 1998.

      The Company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At March 30, 1997, term loans amounting to 5.1 million Dutch guilders (approximately $2.7 million) were outstanding under this agreement.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          Sylvan Inc. and Subsidiaries

RESULTS OF OPERATIONS (Three Months Ended March 30, 1997 and March 31, 1996)

Net Sales

First quarter 1997 net sales were $19.9 million, 1.1% below the first quarter of 1996. The decline resulted from changes in foreign currency translation rates used to convert foreign currency-denominated sales to U.S. dollar equivalents, and from lower revenues at the Company's fresh mushroom operation. Period-to-period spawn sales volume, measured in unit shipments, increased 12% in Europe and 4% in the Americas, for an overall 8% growth rate. The French market and the Mexico/South America territories recorded strong improvement. The unit selling prices in Europe, as expressed in the applicable local currencies, did not change from the first quarter of 1996 to the first quarter of 1997. However, the approximately 7% lower foreign currency translation rates effected a quarter-to-quarter sales reduction of more than $500,000. Spawn selling price in the Americas was 1% lower than that of the prior-year period. Sales from the fresh mushroom operation were 8% lower in the 1997 quarter, due to a 6% reduction in sales units and a 2% decline in average selling price. The percentage of total mushrooms produced that is sold through the fresh market distribution channel was the same for both the 1997 quarter and the comparable 1996 quarter.

As a component of total sales, sales from fresh mushrooms in the first quarter of 1997 accounted for 37%, 2% lower than first quarter 1996. Sales outside of the United States were 43% of total sales in the 1997 period, as compared with 41% in the 1996 quarter. Sales of agricultural chemicals, compost nutritional supplements and other products were 2% higher in the 1997 quarter than in the year-ago quarter, with the largest gain recorded in sales of Sylvan-produced biological products used outside of the mushroom industry.

Operating Costs and Expenses

Cost of sales for the first quarter of 1997 was $11.5 million, or 57.7% of sales, as compared with $11.3 million, or 56.0%, for the first quarter of 1996. Reduced production levels at the Company's fresh mushroom operation in the current period, as well as lower average selling prices in that product line, contributed to the increase. If fresh mushroom operations are excluded from the comparison, the cost of sales percentage for the 1997 period was 0.4% higher than the first quarter 1996 period's percentage.

Selling, general, administration, and research and development costs for the first quarter of 1997 were $4.7 million, or 23.4% of sales, the same as 1996's first-quarter percentage. Research and development expenses declined 25%, as certain quality control efforts became part of production protocols, and the Company's nutritional supplement product moved to production. Professional fee expenditures increased in first quarter 1997 compared with first quarter 1996, due to higher legal and public relations expenditures for U.S. operations. These expense levels are expected to reduce on a comparative basis during 1997. Depreciation expense was $1.1 million in the current quarter, an increase of $68,000, or 6.5%, as compared with the first quarter 1996, reflecting the startup of the Company's Pennsylvania spawn inoculum production facility and Australian spawn production facility.

Interest Expense and Other Income

The Company's effective borrowing rate was 7.4% for first quarter 1997, 14% lower than the 8.6% rate recorded for first quarter 1996. The principal differences relate primarily to lower base borrowing rates in 1997, as well as a reduced margin above the base borrowing rate, which resulted from an amendment to the Company's Revolving Credit Agreement in June 1996. Other income was $92,000 lower in the 1997 period than in the first quarter of 1996. During first quarter 1996, the Company's French subsidiary benefited from a recovery of an insurance claim.

Income Tax Expense

The Company provided for income taxes for first quarter 1997 using an effective income rate of 29%. The rate is based on actual first-quarter results, as well as an expectation as to how much income and in which tax jurisdiction the Company will earn income for the remainder of 1997. For first quarter 1996, the Company's tax provision was calculated using an effective tax rate of 30.3%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first quarter of 1997 increased by $0.6 million, as compared with first quarter 1996. Working capital changes were the primary cause of the increase. Accounts receivable and inventory changes produced net cash flow of $231,000 in the 1997 first quarter, as compared with a use of cash of $266,000 in the year-ago period. Year-to-year accounts receivable reductions of approximately $400,000 resulted from the effect of changes in foreign currency translation rates. Changes in prepaid expenses and other asset balances contributed $1.4 million in the 1997 quarter, compared with $1.0 million in the 1996 period. Payments related to postretirement liabilities decreased significantly in the current quarter, following the settlement in the fourth quarter of 1996 of liabilities relating to certain retirees of the Company's former Moonlight Mushrooms, Inc. subsidiary. Workers' compensation payments were $173,000 in the 1997 quarter, compared with $628,000 in the first quarter of 1996. This decrease results from efforts in 1996 and 1995 to aggressively settle Moonlight's employee benefits liabilities, and is consistent with management's expectation that total expenditures in fiscal 1997 will amount to approximately $500,000. These employee benefit expenditures decreases were offset by the timing of expenditures in respect of certain other year-end employee benefit payments and medical claims.

Included in current maturities of long-term debt is a loan from a French bank amounting to 15 million French francs (approximately $2.7 million), which was entered into in 1995. Repayment of this loan is due January 1998. The Company expects to renew this loan for an additional two years from the maturity date, or to refinance the loan under the existing offshore revolving credit facility.

Capital expenditures in the first quarter of 1997 totaled $1.9 million, slightly higher than the $1.8 million reported for first quarter 1996. Larger projects in the 1997 period included the ongoing construction of a spawn production and distribution facility in Hungary, construction of a quality control and spawn product testing facility in the United States, purchase of compost supplement production equipment and replacement of mushroom production equipment. Capital expenditures related to expansion were approximately 50% of the total, with the remainder representing asset replacement expenditures. The Company believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

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

         (27)     Financial Data Schedule.

 (b)  Reports on Form 8-K

         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 6, 1997                      SYLVAN INC.

                                        By: /s/ WILLIAM P. MOONEY
                                            -----------------------------------
                                                William P. Mooney
                                                Chief Financial Officer
                                                (Principal Financial Officer
                                                and Chief Accounting Officer)

                                        By: /s/ FRED Y. BENNITT
                                            -----------------------------------
                                                Fred Y. Bennitt
                                                Secretary/Treasurer