Form 10-Q
period 1997-06-29
SYLVAN INC
filed 1997-08-01
CIK 861291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 29, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18339

                                  SYLVAN INC.
                                  -----------
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
                                           Yes   X            No
                                                ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at July 31, 1997
             -----                                 ----------------------------
Common Stock - $.001 Par Value                                6,358,000

                          SYLVAN INC. AND SUBSIDIARIES

                                     INDEX

                                                                                           Page No.
Part I - FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Balance Sheets
                   June 29, 1997 and December 29, 1996........................................3

                   Condensed Consolidated Statements of Income, Three Months
                   Ended June 29, 1997 and June 30 , 1996.....................................5

                   Condensed Consolidated Statements of Income, Six Months
                   Ended June 29, 1997 and June 30 , 1996.....................................6

                   Condensed Consolidated Statements of Cash Flows, Six
                   Months Ended June 29, 1997 and June 30, 1996...............................7

                   Notes to Condensed Consolidated Financial Statements
                   June 29, 1997..............................................................8

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.............................11

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings .........................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders .......................15

         Item 6.  Exhibits and Reports on Form 8-K...........................................15

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In Thousands)

                                                                     June 29, 1997         December 29, 1996
                                                                     -------------         -----------------
                                                                     (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                            $  3,616                  $  4,220
   Trade accounts receivable, net of allowance
      for doubtful accounts of $938 and $1,031, respectively               9,910                    10,336
   Inventories                                                             7,859                     7,367
   Deferred income tax benefit                                               509                       509
   Prepaid expenses and other current assets                               1,898                     1,705
-----------------------------------------------------------------------------------------------------------

      Total current assets                                                23,792                    24,137

Property, plant and equipment, net                                        48,014                    47,705

Intangible assets, net of accumulated amortization
   of $2,451 and $2,255, respectively                                      8,928                    10,093

Other assets, net of accumulated amortization
   of $1,343 and $1,213, respectively                                      4,384                     4,977
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $ 85,118                  $ 86,912
===========================================================================================================


   The accompanying notes are an integral part of these financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In Thousands Except Share Data)

                                                                                  June 29, 1997        December 29, 1996
                                                                                  -------------        -----------------
                                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                                                         $  3,102                 $  3,484
   Current portion of long-term debt                                                   3,015                      523
   Accrued salaries, wages and other employee benefits                                 2,518                    3,179
   Accrued interest                                                                      338                      443
   Other accrued liabilities                                                           3,636                    3,515
----------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                       12,609                   11,144
----------------------------------------------------------------------------------------------------------------------

Long-term and revolving term debt                                                     27,932                   30,168
----------------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Postretirement medical benefits                                                       935                    1,046
   Other employee benefits                                                               895                    1,172
   Other                                                                                 905                    1,208
----------------------------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                                2,735                    3,426
----------------------------------------------------------------------------------------------------------------------

Minority interest                                                                      1,104                      934

CONTINGENT LIABILITIES (See Note 2)

SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares authorized,
     6,498,425 and 6,480,092 shares issued and 6,364,400 and 6,373,867 shares
     outstanding at June 29, 1997 and December 29, 1996, respectively                      6                        6
   Common capital contributed in excess of par                                        14,556                   14,377
   Retained earnings                                                                  31,709                   28,838
   Less:  Treasury stock, at cost, 134,025 and 106,225 shares
     at June 29, 1997 and December 29, 1996, respectively                               (723)                    (414)
   Cumulative translation adjustment                                                  (2,282)                     961
   Pension adjustment                                                                 (2,528)                  (2,528)
----------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                      40,738                   41,240
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 85,118                 $ 86,912
======================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                  (Unaudited, In Thousands Except Share Data)

                                                                            --------- Three Months Ended ----------
                                                                            June 29, 1997             June 30, 1996
                                                                            -------------             -------------
NET SALES                                                                       $ 19,565                  $ 18,730
-------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                  11,351                    10,680
   Selling, administration, research and development                               4,557                     4,486
   Depreciation                                                                    1,131                     1,039
-------------------------------------------------------------------------------------------------------------------
                                                                                  17,039                    16,205
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                   2,526                     2,525

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                                              511                       585

OTHER INCOME (EXPENSE)                                                               (46)                       85
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                         1,969                     2,025

PROVISION FOR INCOME TAXES                                                           562                       411
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                                            1,407                     1,614

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                                        (69)                      (71)
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                     $   1,338                 $   1,543
===================================================================================================================

NET INCOME PER SHARE                                                           $    0.21                 $    0.24
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES (See Note 1)                                 6,411,416                 6,465,735
===================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                  (Unaudited, In Thousands Except Share Data)

                                                                             -------- Six Months Ended ------------
                                                                             June 29, 1997            June 30, 1996
                                                                             -------------            -------------
NET SALES                                                                       $ 39,478                  $ 38,867
-------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                  22,850                    21,947
   Selling, administration, research and development                               9,217                     9,190
   Depreciation                                                                    2,234                     2,074
-------------------------------------------------------------------------------------------------------------------
                                                                                  34,301                    33,211
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                   5,177                     5,656

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                                            1,010                     1,158

OTHER INCOME (EXPENSE)                                                               (13)                      206
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                         4,154                     4,704

PROVISION FOR INCOME TAXES                                                         1,188                     1,222
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                                            2,966                     3,482

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                                        (95)                      (77)
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                     $   2,871                 $   3,405
===================================================================================================================

NET INCOME PER SHARE                                                           $    0.45                 $    0.53
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES (See Note 1)                                 6,435,379                 6,433,759
===================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                           (Unaudited, In Thousands)

                                                                                    --------- Six Months Ended -----------
                                                                                    June 29, 1997            June 30, 1996
                                                                                    -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  2,871                  $  3,405
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                                  2,560                     2,419
        Deferred income taxes                                                            (74)                       73
        Noncash interest cost of employee benefits                                       (82)                      151
        Net (gain) loss on sale of assets                                                 (5)                        7
        Stock option compensation expense                                                  0                       158
        Trade accounts receivable                                                        426                       377
        Inventories                                                                     (493)                     (670)
        Prepaid expenses and other assets                                              1,240                      (427)
        Accounts payable and accrued liabilities                                        (596)                   (2,003)
        Postretirement medical and other employee benefits                              (966)                   (1,349)
        Minority interest                                                                170                        90
-----------------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                                  5,051                     2,231
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net expenditures for property, plant and equipment                                 (4,627)                   (4,146)
-----------------------------------------------------------------------------------------------------------------------

           Net cash used in investing activities                                      (4,627)                   (4,146)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                 (200)                   (5,755)
   Net borrowings under revolving credit line                                          1,163                     8,096
   Net proceeds from exercise of stock options                                           175                       693
   Repurchase of outstanding common stock                                               (310)                        0
-----------------------------------------------------------------------------------------------------------------------

           Net cash provided by financing activities                                     828                     3,034
-----------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                      (1,856)                   (1,295)
-----------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (604)                     (176)

CASH AND CASH EQUIVALENTS, beginning of period                                         4,220                     5,375
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                            $  3,616                  $  5,199
=======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                                    $  1,158                  $  1,001
   Income taxes paid                                                                   1,081                     1,408

   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                                 June 29, 1997
                                  (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      General
      -------

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

      Cash
      ----

      The Company maintains cash balances of approximately $3.2 million with a U.S. bank in support of a letter of credit issued to a European bank. This balance is reported under "Other Assets."

      Inventories
      -----------

      Inventories at June 29, 1997 and December 29, 1996 consisted of the following (in thousands):

                                                          June 29, 1997            December 29, 1996
                                                          -------------            -----------------
          Growing crops and compost material                  $3,928                  $ 3,759
          Stores and other supplies                            1,919                    1,634
          Mushrooms and spawn on hand                          2,012                    1,974
                                                             -------                  -------
                                                             $ 7,859                  $ 7,367
                                                             =======                  =======

      Earnings Per Common Share
      -------------------------

      Earnings per share for the three months and six months ended June 29, 1997 were calculated using the weighted average number of shares outstanding during the period and included the effect of stock options outstanding. Pursuant to the Company's 1990 and 1993 Stock Option Plans, options for a total of 942,417 shares of the Company's Common stock have been granted, and options for a total of 353,632 of these shares have been exercised as of June 29, 1997.

      Reclassifications
      -----------------

      Certain reclassifications have been made to the prior-year condensed consolidated financial statements to conform to the current-year presentation.

      New Accounting Pronouncement
      ----------------------------

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared with primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations from fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied the provisions of SFAS No. 128 in 1997 to the earnings per share calculations, both the basic and diluted earnings per share for the three months and six months ended June 29, 1997 would have been unchanged at $0.21 and $0.45, respectively.

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

4.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The Company has a Revolving Credit Agreement (the "Agreement") with a commercial bank dated June 1, 1996. It provides for revolving credit loans on which the aggregate outstanding balance available to the Company may not initially exceed $45.0 million, but this aggregate outstanding balance will decline over the life of the Agreement as follows:

                                                             Maximum Aggregate
                  Year Beginning                            Outstanding Balance
                  --------------                            -------------------
                   June 1, 1996                                $45.0 million
                   June 1, 1998                                 40.0 million
                   June 1, 1999                                 35.0 million
                   June 1, 2001                                 25.0 million
                   June 1, 2002                                 20.0 million

      Outstanding borrowings under the Agreement bear interest at either the Prime Rate or LIBOR (plus the applicable margin), at the Company's option.

      The revolving credit loans mature on May 31, 2003. Within and under the same terms and conditions as the revolving credit loan facility, the Company may also make borrowings outside of the United States of up to the U.S. dollar equivalent of $6.0 million, denominated in Dutch guilders.

      In addition to certain other limitations, the Agreement provides for the maintenance of various financial covenants, including limitations as to incurring additional indebtedness, granting security interests to third parties, spending for capital projects and paying dividends. The Company has pledged to the lending banks a security interest in the capital stock of its subsidiaries.

      The Company utilized monies under the Agreement to repay term loans outstanding under a previous loan agreement and has allocated $2.0 million of its credit capacity to support standby letters of credit which the Company has obtained in connection with the self-insurance of its subsidiaries' workers' compensation claims. On June 29, 1997, the Company had outstanding borrowings under the Agreement of $24.8 million.

      The Company has one interest rate swap agreement which applies to $5.0 million of the Company's total long-term debt. The Company agreed to pay a fixed interest rate over the life of this agreement of 7.63% plus the applicable margin. The balance of long-term debt under the swap agreement continues to be subject to variable interest rate pricing.

      The Company has an agreement with a French bank which enables it to borrow 15 million French francs at an interest rate based on a Paris Interbank Offered Rate (plus the applicable margin) with repayment due in January 1998.

      The Company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At June 29, 1997, term loans amounting to 4.9 million Dutch guilders (approximately $2.5 million) were outstanding under this agreement.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          Sylvan Inc. and Subsidiaries

RESULTS OF OPERATIONS (Three Months Ended June 29, 1997 and June 30, 1996)

Net Sales
---------

Net sales for the quarter ended June 29, 1997 increased by 4%, or $835,000, as compared with the second quarter of 1996. Spawn product unit volume increased by 5%, with 15% unit growth reported in Europe. Volume shipments in the Americas declined by 6% due to weaker sales in the United States territory. Reduced growing activity among customers who grow for the processed mushroom market was the primary factor. Overall, realized selling prices for spawn products were lower due to the effects of the stronger U.S. dollar. Currency translation rates in several of the Company's important markets were 11% lower than the comparable quarter in 1996. International sales represented 38% of total sales, up from 37% for the corresponding quarter of 1996. Mushroom sales increased by 9%, with an 11% increase in pounds sold offset by a 2% decrease in the average selling price, reflecting the higher use of promotional programs. The proportion of mushrooms sold through the fresh distribution channels increased by 1% to 95% of total pounds sold, as compared with 94% in the corresponding 1996 quarter. The Company's Quincy Farms subsidiary also expanded the resale of exotic mushrooms during the quarter, increasing by 58% over the second quarter of 1996. Sales of chemicals and supplement products increased by 13%, with a 10% increase in the Americas and a 16% increase in Europe.

Operating Costs and Expenses
----------------------------

Cost of sales increased to 58.0% of sales, as compared with 57.0% in the second quarter of 1996. Increases in exotic mushrooms purchased for resale by Quincy and greater use of supplements were the primary factors. Selling, administration, research and development expenses increased by 2%, or $71,000, due to increased professional fees, wages and benefit charges. This expense category also includes a one-time severance charge of $65,000, reflecting operating changes which include full implementation of the Company's new Pennsylvania inoculum facility. Research and development expenses were 1.7% of sales compared with 2.6% from the corresponding 1996 quarter. The lower research and development expenses should continue through 1997. Depreciation increased by $92,000, reflecting the addition of the Australian production facility and the Pennsylvania inoculum facility.

Interest Expense and Other Income
---------------------------------

Interest expense decreased by $74,000, reflecting the effects of the Company's loan agreement, dated June 1, 1996, which lowered the banks' applicable margin above the base borrowing rate. This reduction was offset by a 25 basis point increase in the base borrowing rate. The effective borrowing rate for the quarter was 7.5%, a 7% decrease from the second quarter of 1996.

Income Tax Expense
------------------

The company's effective tax rate was 28.5%, compared with the 20.3% rate in the second quarter of 1996. The 1996 rate reflected a significant decline in the net income reported from the Company's Quincy fresh mushroom operation, which increased the Company's total net income contributed by operations located in lower tax rate jurisdictions.

RESULTS OF OPERATIONS (Six Months Ended June 29, 1997 and June 30, 1996)

Net Sales
---------

Net sales for the six months ended June 29, 1997 increased by $611,000, or 2%, as compared with the six-month period ended June 30, 1996. Sales of spawn and spawn-related products increased by 3% when compared with the prior-year period. Unit shipments of spawn products increased by 6%, with European growth offsetting a 1% decline in the Americas. Average selling prices declined due primarily to an 11% strengthening of the U.S. dollar against the Company's primary foreign trading currencies. Local currency selling prices were stable. Chemical and supplement sales increased by 8%, with growth occurring in both the Americas and in Europe. Fresh mushroom sales were essentially unchanged for the comparable six-month periods. Unit sales increased by 2% and average selling price decreased by 2%.

Operating Costs and Expenses
----------------------------

Cost of sales as a percentage of sales was 57.9% for the six months ended June 29, 1997, as compared with 56.5% for the 1996 period. Cost of sales percentages for fresh mushroom products increased by 3%, contributing 1.2% of the 1.4% increase. During the 1997 six-month period, the Company sold higher volumes of exotic mushrooms, especially the portobello variety. These were purchased from outside producers and resold at cost of sales percentages which are higher than those associated with the Company's own production. The balance of the increase in cost of sales percentage relates to slightly higher U.S. spawn product production costs. The higher cost resulted from a combination of lower production levels and the associated higher fixed cost component, as well as from higher discard rates for U.S.-based spawn production. Selling, administration, research and development expenses increased by $27,000 to $9,217,000, or 23.4% of sales, but were lower on a percentage basis than the 23.6% for the prior-year quarter. Contributing to this increase were higher professional fees and nonrecurring severance expenses of $65,000. Research and development costs declined in both total spending and as a percentage of sales. Depreciation expense increased by $160,000, with more than 50% of the increase reflecting the recent capital expenditures outside of the United States.

Interest Expense and Other Income
---------------------------------

Net interest expense for the six months ended June 29, 1997 was $1.0 million, compared with $1.2 million for the comparable period in 1996, a decrease of 13%. This decrease was primarily driven by a decline in the Company's average cost of funds from 8.3% to 7.4%, reflecting the effect of generally lower base borrowing rates and a reduction in margins charged on base borrowing rates following the June 1996 implementation of the Company's Revolving Credit Agreement.

Other expense for the six-month period ended June 29, 1997 was $13,000. This represents a change of $219,000 from the $206,000 income reported for 1996. The 1996 income included a nonrecurring gain on an insurance settlement in France.

Income Tax Expense
------------------

The effective income tax rate for the six months ended June 29, 1997 was 28.6%, compared with an effective rate of 26.0% in the comparable period of 1996. The increase in effective tax rate was driven primarily by a shift in the proportion of earnings sourced from operations in higher tax rate jurisdictions during the first half of 1997, compared with the sourcing of earnings in the corresponding period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended June 29, 1997 was $5.1 million, an increase of $2.9 million over the six months ended June 30, 1996. The U.S. dollar, measured in terms of the currencies in the Company's major foreign markets, strengthened by approximately 11% in the 1997 period. The effect of these currency translation changes is reflected in the $3.2 million reduction in the cumulative translation account component of shareholders' equity, as a stronger U.S. dollar reduces the U.S. dollar equivalent value of foreign currency-denominated net assets.

During the six months ended June 30, 1997, working capital decreased. Net accounts receivable decreased by $426,000 in the 1997 period, compared with a decrease of $377,000 in the 1996 period. Within this net decrease, North American trade receivables increased by $252,000, due to a lengthening in receivables collections periods, while overseas operations accounts receivables were essentially unchanged, as measured in local currencies. After translating into U.S. dollars, however, this resulted in an overall reduction in overseas accounts receivable balances of $678,000. Inventories increased by $493,000 in 1997, compared with $670,000 in the corresponding period of 1996. Inventory levels in North America increased slightly overall, with increases reported at the Quincy mushroom operation being almost offset by decreases in the spawn business. Following expected seasonal trends, inventory levels in overseas operations increased by approximately 9%, as measured in local currencies. Accounts payable and accrual balances decreased by $596,000 in the 1997 period, compared with a decrease of $2.0 million in the comparable period of 1996. The decrease in 1997 is significantly less than the decrease reported in 1996, due to fewer large capital project accruals in the first half of 1997, compared with the comparable period of 1996. The majority of assets included in prepaid expenses and other assets are denominated in French francs. In both 1997 and 1996, the weakening of the French franc when translated into U.S. dollars accounted for the majority of this change. Cash expenditures relating to workers' compensation liabilities were $226,000 in 1997, compared with $1.2 million in the six months ended June 30, 1996. Postretirement employee benefits expenditures were $28,000 in 1997, compared with $307,000 in the prior-year period.

Capital expenditures in the six months ended June 29, 1997 totaled $4.6 million, an increase of $481,000 over the corresponding period in 1996. Significant capital project expenditures to date in 1997 include the construction and initial startup of a spawn production and distribution facility in Hungary, and construction of a quality control and product testing facility in Pennsylvania. The Company expects capital expenditures in 1997 to total between $7.0 million and $8.0 million. The Company believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital requirements.

During the second quarter of 1997, the Company announced the implementation of a Stock Repurchase Plan calling for the purchase of up to 10% of outstanding common stock. In connection with the Plan, an amendment to the Company's Revolving Credit Agreement was executed, which permits the Company to make stock repurchase payments of up to $6.0 million through May 14, 1998, while temporarily limiting total capital expenditures in calendar year 1997 to $8.0 million. Payments to repurchase common stock under the Plan in the six months ended June 29, 1997 amounted to $310,000.

Net borrowings under credit lines were $1.2 million in the six months ended June 29, 1997, compared with $2.3 million in the comparable prior-year period.

                          PART II - OTHER INFORMATION

Item 1. - Legal Proceedings
          -----------------

Other than ordinary routine litigation incidental to their respective businesses, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

Sylvan Inc.'s annual meeting of shareholders was held on May 14, 1997. At the meeting, the following persons, constituting the full board, were elected directors of the Company to serve for a term of one year, expiring in 1998:

                                               ----Number of Votes---
                                               For              Withheld
                                               ---              --------
        William L. Bennett                  5,283,804            71,727
        Virgil H. Jurgensmeyer              5,288,839            71,692
        Richard F. Lazzarini, Jr.           5,281,492            74,039
        Donald T. Pascal                    5,283,839            71,692
        Dennis C. Zensen                    5,283,339            72,192


Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

 (a)  Exhibits

         (10) Amendment No. 1 to Revolving Credit Agreement, dated as of June 27, 1997, by and among Sylvan Inc., Sylvan Foods (Netherlands) B.V., ABN-AMRO Bank N.V.-- Pittsburgh Branch, and Mellon Bank N.A., as agent.

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

Date:      August 1, 1997                    SYLVAN INC.
          ----------------
                                             By:  /s/ WILLIAM P. MOONEY
                                                 --------------------------
                                                  William P. Mooney
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Chief Accounting Officer)

                                             By:  /s/ FRED Y. BENNITT
                                                 --------------------------
                                                  Fred Y. Bennitt
                                                  Secretary/Treasurer