Form 10-Q
period 1997-09-28
SYLVAN INC
filed 1997-11-04
CIK 861291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-18339


                                  SYLVAN INC.
             (Exact name of registrant as specified in its charter)


          Nevada                                           25-1603408
          ------                                           ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

333 Main Street, P.O. Box 249, Saxonburg, PA                16056-0249
--------------------------------------------                ----------
  (Address of principal executive offices)                  (Zip Code)

                                 (412) 352-7520
                                 --------------
              (Registrant's telephone number, including area code)

                      828 South Pike Road, Sarver PA 16055
                      ------------------------------------
                  (Former address--changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                      No
                           ---                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at October 31, 1997
           -----                             -------------------------------
Common Stock- $.001 Par Value                           6,440,159

                          SYLVAN INC. AND SUBSIDIARIES


                                     INDEX
Part I - FINANCIAL INFORMATION

                                                                                                             Page No.
                                                                                                             --------
         Item 1.   Condensed Consolidated Balance Sheets
                   September 28, 1997 and December 29, 1996.......................................................3

                   Condensed Consolidated Statements of Income, Three Months
                   Ended September 28, 1997 and September 29 , 1996...............................................5

                   Condensed Consolidated Statements of Income, Nine Months
                   Ended September 28, 1997 and September 29 , 1996...............................................6

                   Condensed Consolidated Statements of Cash Flows, Nine
                   Months Ended September 28, 1997 and September 29, 1996.........................................7

                   Notes to Condensed Consolidated Financial Statements
                   September 28, 1997.............................................................................8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................11


Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings .............................................................................15

         Item 6.  Exhibits and Reports on Form 8-K...............................................................15

Item 1. - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In Thousands)


                                                                              September 28, 1997      December 29, 1996
                                                                              ------------------      -----------------
                                                                                (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                                         $5,463                 $4,220
   Trade accounts receivable, net of allowance
      for doubtful accounts of $946 and $1,031, respectively                         10,602                 10,336
   Inventories                                                                        7,720                  7,367
   Deferred income tax benefit                                                          509                    509
   Prepaid expenses and other current assets                                          1,779                  1,705
-------------------------------------------------------------------------------------------------------------------

      Total current assets                                                           26,073                 24,137

Property, plant and equipment, net                                                   48,169                 47,705

Intangible assets, net of accumulated amortization
   of $2,549 and $2,255, respectively                                                 8,771                 10,093

Other assets, net of accumulated amortization
   of $1,408 and $1,213, respectively                                                 4,364                  4,977
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $87,377                $86,912
===================================================================================================================

  The accompanying notes are an integral part of these financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)


                                                                                  September 28, 1997      December 29, 1996
                                                                                  ------------------      -----------------
                                                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                                                                 $3,676                $3,484
   Current portion of long-term debt                                                         2,994                   523
   Accrued salaries, wages and other employee benefits                                       2,914                 3,179
   Accrued interest                                                                            256                   443
   Other accrued liabilities                                                                 3,709                 3,515
-------------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                             13,549                11,144
-------------------------------------------------------------------------------------------------------------------------

Long-term and revolving term debt                                                           27,413                30,168
-------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Postretirement medical benefits                                                             921                 1,046
   Other employee benefits                                                                     754                 1,172
   Other                                                                                       880                 1,208
-------------------------------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                                      2,555                 3,426
-------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                            1,190                   934

CONTINGENT LIABILITIES (See Note 2)

SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares authorized,
     6,569,785 and 6,480,092 shares issued and 6,429,360 and 6,373,867 shares
     outstanding at September 28, 1997 and December 29, 1996, respectively                       7                     6
   Common capital contributed in excess of par                                              15,401                14,377
   Retained earnings                                                                        33,349                28,838
   Less:  Treasury stock, at cost, 140,425 and 106,225 shares
     at September 28, 1997 and December 29, 1996, respectively                                (792)                 (414)
   Cumulative translation adjustment                                                        (2,767)                  961
   Pension adjustment                                                                       (2,528)               (2,528)
-------------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                            42,670                41,240
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $87,377               $86,912
=========================================================================================================================





  The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                  (Unaudited, In Thousands Except Share Data)


                                                                         ---------- Three Months Ended ------------
                                                                         September 28, 1997       September 29 1996
                                                                         ------------------       -----------------
NET SALES                                                                           $20,540                 $19,728
--------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                     12,039                  11,424
   Selling, administration, research and development                                  4,406                   4,629
   Depreciation                                                                       1,154                   1,057
--------------------------------------------------------------------------------------------------------------------
                                                                                     17,599                  17,110
--------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                      2,941                   2,618

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                                                 525                     477

OTHER INCOME (EXPENSE)                                                                  (15)                    (95)
--------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                            2,401                   2,046

PROVISION FOR INCOME TAXES                                                              700                     579
--------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                                               1,701                   1,467

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                                           (61)                    (48)
--------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                           $1,640                  $1,419
====================================================================================================================


NET INCOME PER SHARE                                                                  $0.25                   $0.22
====================================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES (See Note 1)                                    6,486,084               6,414,811
====================================================================================================================


  The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                  (Unaudited, In Thousands Except Share Data)


                                                                       ------------ Nine Months Ended -----------
                                                                       September 28, 1997      September 29, 1996
                                                                       ------------------      ------------------
NET SALES                                                                         $60,018                 $58,595
------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                   34,890                  33,370
   Selling, administration, research and development                               13,623                  13,819
   Depreciation                                                                     3,388                   3,132
------------------------------------------------------------------------------------------------------------------
                                                                                   51,901                  50,321
------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                    8,117                   8,274

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                                             1,535                   1,635

OTHER INCOME (EXPENSE)                                                                (27)                    110
------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                          6,555                   6,749

PROVISION FOR INCOME TAXES                                                          1,888                   1,802
------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                                             4,667                   4,947

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                                        (156)                   (124)
------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                         $4,511                  $4,823
==================================================================================================================


NET INCOME PER SHARE                                                                $0.70                   $0.75
==================================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES (See Note 1)                                  6,452,939               6,431,713
==================================================================================================================


  The accompanying notes are an integral part of these financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                           (Unaudited, In Thousands)


                                                                          ------------ Nine Months Ended -----------
                                                                          September 28, 1997      September 29, 1996
                                                                          ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $4,511                  $4,823
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                                  3,877                   3,644
        Deferred income taxes                                                            (71)                    (36)
        Noncash interest cost of employee benefits                                      (123)                    181
        Net gain on sale of assets                                                       (14)                     (4)
        Stock option compensation expense                                                  0                     158
        Trade accounts receivable                                                       (266)                   (354)
        Inventories                                                                     (353)                   (473)
        Prepaid expenses and other assets                                              1,373                  (2,391)
        Accounts payable and accrued liabilities                                         (59)                   (991)
        Postretirement medical and other employee benefits                              (684)                 (1,135)
        Minority interest                                                                256                     166
---------------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                                  8,447                   3,588
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net expenditures for property, plant and equipment                                 (6,661)                 (5,949)
---------------------------------------------------------------------------------------------------------------------

           Net cash used in investing activities                                      (6,661)                 (5,949)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                 (310)                 (5,878)
   Net borrowings under revolving credit line                                            779                   9,577
   Net proceeds from exercise of stock options                                           923                     931
   Repurchase of outstanding common stock                                               (379)                   (133)
---------------------------------------------------------------------------------------------------------------------

           Net cash provided by financing activities                                   1,013                   4,497
---------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                      (1,556)                 (1,232)
---------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              1,243                     904

CASH AND CASH EQUIVALENTS, beginning of period                                         4,220                   5,375
---------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                              $5,463                  $6,279
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                                      $1,590                  $1,544
   Income taxes paid                                                                   1,630                   1,744


  The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                               September 28, 1997
                                  (Unaudited)


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

      Cash
      ----

      The Company maintains a cash balance of approximately $3.2 million with a U.S. bank in support of a letter of credit issued to a European bank. This balance is reported under "Other Assets."

      Inventories
      -----------

      Inventories at September 28, 1997 and December 29, 1996 consisted of the following (in thousands):

                                                   September 28, 1997       December 29, 1996
                                                   ------------------       -----------------
         Growing crops and compost material                  $ 3,831                  $ 3,759
         Stores and other supplies                             2,026                    1,634
         Mushrooms and spawn on hand                           1,863                    1,974
                                                             -------                  -------
                                                             $ 7,720                  $ 7,367
                                                             =======                  =======

      Earnings Per Common Share
      -------------------------

      Earnings per share for the three months and nine months ended September 28, 1997 were calculated using the weighted average number of shares outstanding during the period and included the effect of stock options outstanding. Pursuant to the Company's 1990 and 1993 Stock Option Plans, options for a total of 942,417 shares of the Company's Common stock have been granted, and options for a total of 424,992 of these shares have been exercised as of September 28, 1997.

      Reclassifications
      -----------------

      Certain reclassifications have been made to the prior-year condensed consolidated financial statements to conform to the current-year presentation.

      New Accounting Pronouncement
      ----------------------------

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared with primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations from fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied the provisions of SFAS No. 128 in 1997 to the earnings per share calculations, both the basic and diluted earnings per share for the three months and nine months ended September 28, 1997 would have been unchanged at $0.25 and $0.70, respectively.

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

4.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The Company has a Revolving Credit Agreement (the "Agreement") with a commercial bank dated June 1, 1996. It provides for revolving credit loans on which the aggregate outstanding balance available to the Company may not initially exceed $45.0 million, but this aggregate outstanding balance will decline over the life of the Agreement as follows:

                                                    Maximum Aggregate
                Period Beginning                    Outstanding Balance
                ----------------                    -------------------
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

      The Company utilized monies under the Agreement to repay term loans outstanding under a previous loan agreement and has allocated $2.0 million of its credit capacity to support standby letters of credit which the Company has obtained in connection with the self-insurance of its subsidiaries' workers' compensation claims. On September 28, 1997, the Company had outstanding borrowings under the Agreement of $24.9 million.

      The Company has one interest rate swap agreement which applies to $5.0 million of the Company's total long-term debt. The Company agreed to pay a fixed interest rate over the life of this agreement of 7.63% plus the applicable margin. The balance of long-term debt is subject to variable interest rate pricing.

      The Company has an agreement with a French bank which enables it to borrow 15 million French francs at an interest rate based on a Paris Interbank Offered Rate (plus the applicable margin) with repayment due in January 1998.

      The Company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At September 28, 1997, term loans amounting to 4.7 million Dutch guilders (approximately $2.4 million) were outstanding under this agreement.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          Sylvan Inc. and Subsidiaries


RESULTS OF OPERATIONS (Three Months Ended September 28, 1997 and September 29,
1996)

Net Sales
---------

Net sales for the three months ended September 28, 1997 increased by 4% over the comparable period in 1996. Sales of spawn and spawn-related products were comparable to the corresponding 1996 period, as an overall unit growth of 4% was offset by the foreign currency translation effects of a strengthening of the U.S dollar against the Company's major trading currencies. Sales unit growth of 11% was recorded in Europe, while sales in the Americas declined by 7%, reflecting the weak mushroom market in the eastern United States. Local currency selling prices in foreign markets were slightly higher in the 1997 period, although these increases are not reflected in U.S. dollar revenue gains, as the strengthening of the U.S. dollar during 1997 resulted in a 10% reduction in U.S. dollar translated selling price as compared to 1996. The Americas recorded a 1% decrease in selling prices during the 1997 period as compared with the 1996 period, as customers continue to fully utilize volume pricing programs. Revenues derived from non-U.S. customers were 47% of net sales. Fresh mushroom sales increased to 38% of net sales, compared with 35% in 1996, and fresh mushroom sales revenue increased by 12%. Mushroom unit volumes increased by 11% and the average realized price per pound increased by 1%. The proportion of mushrooms sold through fresh distribution channels increased to 96%. Sales of nutritional supplements and chemicals increased by 21%, with strong growth in European chemical sales. Supplement sales decreased in the Americas due primarily to the weak mushroom market in the eastern United States. The Company began commercial trials of Sylvan-produced supplements during the quarter and expects to begin selling these products in the fourth quarter of 1997.

Operating Costs and Expenses
----------------------------

Cost of sales increased to 58.6% of net sales, compared with 57.9% in the prior-year quarter. The primary reasons for this increase were start-up costs from the new Iowa supplement production facility, lower utilization of the American spawn production facilities, and increased CI production in Europe. Supplement production facility start-up costs of $53,000 were recorded during the quarter, as the Iowa facility began production. The American spawn operations were adversely affected by decreased production volumes, which increased the fixed costs component on a per-unit basis. Europe's cost of sales increased slightly as more CI, the companion product of spawn, was produced to meet the increased demand. Raw material costs for CI are higher, on a per unit basis, than for spawn. Quincy's cost of sales as a percentage of sales for the 1997 quarter was equivalent to the prior-year quarter. Selling, administration, and research and development expenses decreased to 21.5% of net sales in the current quarter from 23.5% in the prior-year quarter due to reduced spending levels in research and development. Selling and administrative expenses were comparable to the prior-year quarter in U.S. dollars. Local currency travel and related expenses increased in connection with expanding market development activities. Depreciation expense increased by $0.1 million over the prior-year quarter, as new spawn production facilities became operational.

Interest Expense
----------------

Net interest expense of $0.5 million for the third quarter of 1997 was 10% above the expense reported in the corresponding prior-year period. Interest income, which is netted against interest expense, decreased as compared with the 1996 period, due to lower average cash balances held during the 1997 quarter. The Company's average borrowing was approximately $0.8 million lower and the average cost of funds was 7.5% in the 1997 quarter as compared with 7.7% in the prior-year quarter.

Income Tax Expense
------------------

The effective income tax rate in the third quarter of 1997 was 29%, compared with 28% in the corresponding 1996 quarter. This increase reflects a higher effective income tax rate in France due to an increase in income tax rates.


RESULTS OF OPERATIONS (Nine Months Ended September 28, 1997 and September 29,
1996)

Net Sales
---------

Net sales for the nine months ended September 28, 1997 were 2% higher than reported in the comparable prior-year period. Sales of spawn and spawn-related products increased by 2% during the current period, with 13% unit growth recorded in Europe which was offset by the strengthening of the U.S. dollar. The strength of the U.S. dollar against the Company's major trading foreign currencies reduced the average U.S. dollar selling price by 9% in Europe. The mix of local currencies contributed a 1% increase in the U.S. dollar average selling price. The Americas recorded a 3% decrease in unit sales due to the weak mushroom market in the eastern United States and a 2% decrease in selling prices as customers continue to fully utilize volume pricing programs. Revenues derived from non-U.S. customers were 46% of net sales. Product mix in the 1997 period was essentially the same as in the nine months ended September 29, 1996, with mushroom sales increasing less than 1% as a percent of total sales. Mushroom units sold were 5% higher than in the 1996 period and the average price per pound sold decreased by 4%. Increased advertising allowances, which decrease average selling price, were offered to combat a weaker mushroom market in 1997. Quincy increased the percentage of mushrooms distributed through the fresh channels to 94%, up 2% from the corresponding 1996 period. Sales of nutritional supplements and chemicals increased by 12%. A decrease in supplement sales was more than offset by a strong increase in chemical sales. Sales of Sylvan-produced supplements should begin in the fourth quarter of 1997. Sales of biological products for use outside the mushroom industry increased to $0.4 million for the 1997 period, as compared with $0.2 million for the comparable 1996 period.

Operating Costs and Expenses
----------------------------

Cost of sales for the nine months ended September 28, 1997 was 58.1% of net sales, compared with 57.0% in the comparable 1996 period. The Americas were adversely affected by decreased spawn production volumes which increased the fixed cost components on a per unit basis. This increased the consolidated cost of sales percentage. On the other hand, Europe's cost of sales percentage decreased due to higher utilization of production facilities as sales increased. Start-up costs recorded during the nine months increased the consolidated cost of sales percentage as the new Iowa supplement production facility began production. Mushroom business cost of sales percentage increased 2.1%, or 0.9% on a consolidated basis, over the corresponding 1996 period. This is due to production cutbacks implemented at the end of the first quarter of 1996, which increased the fixed cost component of cost of sales. Increases in sales of purchased products also contributed to the higher cost of sales percentage due to the lower margin on these sales. Selling, administration, and research and development expenses were 22.7% of net sales in 1997, compared with 23.6% in the prior-year period. Higher selling and administrative expenses due to increased legal fees and travel relating to market development were offset by lower research and development costs. Depreciation expense was $0.3 million higher in the current period, reflecting the effects of new spawn production facilities which became operational during 1997.

Interest Expense
----------------

Net interest expense for the nine months ended September 28, 1997 was $1.5 million, compared with $1.6 million in the comparable period in 1996. Average borrowings were approximately $1.0 million higher in the 1997 period. The Company's average cost of funds was 7.4%, compared with 8.0% in the 1996 period. The Company paid a reduced spread above its selected prime rate or LIBOR option during the current period.

Income Tax Expense
------------------

The effective income tax rate for the nine months ended September 28, 1997 was 29%, compared with 27% in the corresponding period in 1996. This increase reflects a higher effective income tax rate in France due to an increase in income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.4 million for the nine months ended September 28, 1997, an increase of $4.8 million over the nine months ended September 29, 1996. Significant changes in the level of prepaid expenses and other assets comprised the bulk of this movement. Prepaid expenses and other assets decreased by $1.4 million in 1997, compared with an increase of $2.4 million in the comparable period in 1996. The increase reported in 1996 resulted largely from the payment of $1.2 million into an escrow account relating to the settlement of certain employee benefit liabilities and the timing of advance payments to suppliers in respect of raw materials purchases. The U.S. dollar, measured in terms of the currencies in the Company's major foreign markets, strengthened by approximately 13% in the 1997 period. The effect of these currency translation changes is reflected in the $3.7 million reduction in the cumulative translation account component of shareholders' equity, as a stronger U.S. dollar reduces the U.S. dollar equivalent value of foreign currency-denominated net assets. The Company holds approximately 80% of its cash balances in overseas foreign currency-denominated accounts to support non-U.S. working capital and capital investment needs. As of September 28, 1997, the Company had no outstanding foreign currency exchange contracts.

Net working capital (comprised of net trade accounts receivable, inventories and accounts payable and accrued expenses) increased by $0.7 million in 1997, compared with an increase of $1.8 million in 1996. Increases in spawn and related product sales in Europe, together with initial inventory production at new and expanded manufacturing facilities (particularly in Hungary and the United Kingdom), were the main factors responsible for this increase. The increase in net working capital in 1996 was largely due to decreases in trade accounts payable caused by the timing of the completion of several capital projects during the year. Payments relating to postretirement medical and other employee benefits in 1997 amounted to $0.4 million for workers' compensation, compared with $1.5 million in 1996, and $0.1 million for postretirement employee benefits, compared with $0.4 million in 1996.

Capital expenditures in the nine months ended September 28, 1997 amounted to $6.7 million, an increase of $0.7 million over the corresponding period in 1996. Significant expenditures to date include the completion of a spawn production and distribution facility in Hungary, the construction of a quality control and product testing facility in Pennsylvania, the in-progress addition of a second spawn production blender at the Company's Horst, Holland, facility and investment in a nutritional supplement production facility in Iowa. The Company expects capital expenditures in 1997 to total approximately $8.0 million, the current limitation under the Revolving Credit Agreement. The Company believes that it has sufficient cash resources from existing cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital requirements. Payments to repurchase common stock under the Company's Stock Repurchase Plan were $0.4 million for the nine months ended September 28, 1997.

Term debt and revolving credit obligations increased by $0.5 million in the nine months ended September 28, 1997, compared with an increase of $3.7 million in the comparable prior-year period. Certain transactions occurred in 1996, including the payment of $1.2 million into an escrow account relating to the settlement of certain employee benefit liabilities and the expansion of U.S. spawn inoculum facilities that significantly increased obligations under the U.S. revolving credit agreement. The Company presently is a party to one fixed-for-variable interest rate swap agreement for a notional amount of $5 million. This swap agreement expires November 28, 1997. The Company anticipates that it will enter into additional fixed-for-variable interest rate swap agreements during the fourth quarter of 1997.

                          PART II - OTHER INFORMATION


Item 1. - Legal Proceedings
          -----------------

Other than ordinary routine litigation incidental to their respective businesses, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------
(a)  Exhibits

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



Date:      November 4, 1997              SYLVAN INC.
         -------------------

                                         By:      /s/ WILLIAM P. MOONEY
                                                  ------------------------
                                                  William P. Mooney
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Chief Accounting Officer)


                                         By:      /s/ FRED Y. BENNITT
                                                  ------------------------
                                                  Fred Y. Bennitt
                                                  Secretary/Treasurer