Form 10-K
period 1997-12-28
SYLVAN INC
filed 1998-03-17
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from               to
                                               -------------    ------------
                           COMMISSION FILE NO. 0-18339

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

       Registrant's telephone number, including area code: (724) 352-7520

                     828 SOUTH PIKE ROAD, SARVER, PA 16055
                     -------------------------------------
                 (Former address -- changed since last report)

Securities registered pursuant to Section 12(b) of the Act:                   Name of each exchange on which registered:
               Title of each class                                                          Not applicable
               -------------------
                      None

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
                                   Yes  X              No
                                      -----              ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 10, 1998 was approximately $79,970,000. On such date, the last sale price of registrant's common stock was $14.50 per share. Solely for purposes of this calculation, shares beneficially owned by directors and executive officers have been excluded. However, such exclusion is not intended to be, nor is it to be deemed, a determination or an admission by the registrant that such directors and officers are, in fact, affiliates of the registrant.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of March 10, 1998.

                                                            Outstanding on
                Class                                       March 10, 1998
                -----                                       -------------
COMMON STOCK, PAR VALUE $.001 PER SHARE                       6,454,244

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K into which
            Document                             the Document is Incorporated
            --------                             ----------------------------
DEFINITIVE PROXY STATEMENT TO SHAREHOLDERS     PART III, ITEMS 10, 11, 12 AND 13

                                     PART I

ITEM 1.  BUSINESS

Sylvan Inc. ("Sylvan," the "Company") is the successor to the business of a Pennsylvania corporation which was chartered in 1937 and consists of a number of subsidiaries which are engaged in the production and distribution of mushroom spawn and fresh mushrooms. The Company was organized as a Delaware corporation on March 27, 1989, under the name of Sylvan Foods Holdings, Inc. The Company became a Securities and Exchange Commission registrant in August 1990 pursuant to the irrevocable distribution by the Company's then majority shareholder, The Prospect Group, Inc., of the shares which it owned to its shareholders. The Company changed its name to Sylvan Inc. in July 1994 in conjunction with the change of its state of incorporation to Nevada from Delaware. The Company's principal executive offices are at 333 Main Street, P.O. Box 249, Saxonburg, PA 16056-0249.

Sylvan is the leading worldwide producer of mushroom spawn (the equivalent of seed for mushrooms). It also participates in the mushroom industry as a major distributor of a variety of other value-added products and services for use by mushroom growers and it is a producer of fresh mushrooms for sale to retailers, distributors and processors of mushroom products in the United States. Its growth strategy calls for devoting increased capital and management resources to supplying its spawn and related value-added products and services to suitable markets throughout the world.

Spawn Operations: Spawn is produced by a process wherein carefully maintained mushroom cultures are introduced into specific nutrient media to produce inoculum suitable for commercial spawn production. The inoculum is then combined with a sterile, grain-based substrate in a manner which promotes the colonization of the mushroom cultures throughout the substrate. The resulting culture-enriched substrate is measured into sterilized containers and the filled containers are incubated in environmentally controlled growing rooms. Once the incubation is complete, the containers are refrigerated until they are shipped to customers who then initiate their crop production cycle by adding this seed-like material to the composted growing medium from which the mushrooms grow.

The Company conducts its operations principally through subsidiaries in the United States, Europe and Australia and is a leading producer and distributor of mushroom spawn and various spawn-related products in each of the markets in which it has a presence. End-stage spawn production in most of the Company's manufacturing facilities takes place in specialized pressure vessels in plants which are operated pursuant to rigorous quality-control procedures. Plants are located in the United States, England, the Netherlands, France, Australia and Hungary. Sylvan's English, Dutch and Australian plants function under arrangements whereby certain prominent mushroom growers in each respective country possess minority ownership of the operating company.

The Company also operates a state-of-the-art spawn inoculum production plant in Kittanning, Pennsylvania, which incorporates the industry's most advanced production techniques and is capable of supplying all of the Company's inoculum requirements. A similar inoculum production plant is under construction in France and will replace the inoculum production operations being conducted at the Company's Langeais facility. In addition, in the third quarter of 1997, the Company commenced the production of nutritional supplements for mushroom compost at a plant in Des Moines, Iowa.

The Company's investment in biotechnical research has resulted in refinements of techniques for genetic analysis of mushroom strains and its research programs have produced some strains which possess commercial suitability. Another successful product is Sylvan Casing Inoculum ("CI"), a mushroom production additive which is applied to the top layer of mushroom compost. It enables mushroom farmers to get more crops per year from their investment in raw materials and equipment by shortening the mushroom growing cycle and reducing a crop's exposure to disease. In addition, Sylvan has distribution rights for products manufactured by others, such as pest control agents which are targeted for use by mushroom growers.

Other Biological Products: Sylvan's production experience and research capabilities may lend themselves to a variety of commercially viable microbial production applications. The Company collaborates with several chemical, biotechnological and pharmaceutical companies for the purpose of evaluating and promoting these capabilities.

Mushroom and Compost Operations: Sylvan operates a mushroom farm located in Quincy, Florida, which is one of the most modern and efficient mushroom production operations in North America. It serves a strategic role for Sylvan as a resource for production process innovations and as a showcase facility to demonstrate the successful use of Sylvan products. The facility includes an advanced computer-controlled production system with which compost is processed more efficiently than with conventional systems. This system contributes to lower per pound production costs and improved product quality. The mushrooms produced there are sold to supermarkets, food processors and distributors in the mideastern and southeastern United States and are marketed under the registered trademark "Prime."

Mushrooms are grown indoors in a continuous production process which employs a temperature- and humidity-controlled environment. Compost, produced from a carefully formulated and monitored mixture of hay or straw, water and various organic supplements, is pasteurized and spawn is added to it. The spawn colonizes the compost and, after about four to five weeks, grows into harvestable mushrooms which are typically packaged and shipped to users.

PERSONNEL

On December 28, 1997, Sylvan had approximately 910 full-time employees, of whom about 685 were engaged in production activities and 225 in supervision, sales and administration. On December 29, 1996, Sylvan had approximately 900 full-time employees, of whom about 670 were engaged in production activities and 230 in supervision, sales and administration.

The employees of the Company's French subsidiary are subject to a national, industry-wide collective bargaining agreement. The remainder of the Company's workforce is not subject to collective bargaining arrangements although one U.S. facility experienced a labor organizing effort in 1996. (See information provided in Item 3, Legal Proceedings, on page 5 hereof.) Management believes that its employee relations are good.

INFORMATION AS TO INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

Sylvan is principally engaged in one line of business: the production and marketing of mushroom spawn, spawn-related products and fresh mushrooms. The Company maintains a significant presence in the North American, European and Australian spawn markets and possesses an opportunity to penetrate spawn markets throughout the world.

The segment data set forth below reflect operations for the 1997, 1996 and 1995 fiscal years.

         (In $000's)                                            1997            1996            1995
                                                                ----            ----            ----
         Sales to unaffiliated customers:
                  North America                                48,544           47,539         47,087
                  International                                33,016           31,572         28,664

         Operating profit:
                  North America                                 4,745            5,707          8,369
                  International                                 6,728            4,928          3,485

         Identifiable assets:
                  North America                                38,316           37,166         35,210
                  International                                55,364           49,746         46,574

COMPETITIVE CONDITIONS

No single customer accounted for 10% or more of Sylvan's consolidated net sales in 1997.

Spawn and Spawn-Related Products: Sylvan believes that there are seven firms in the United States and three firms in Canada which produce and market almost all of the spawn used by North American mushroom growers. Sylvan's North American competitors include Lambert Spawn Company and J.B. Swayne Spawn Company. In addition, Campbell's Fresh Inc. (a division of Campbell Soup Company) and Amycel, Inc. (a division of Monterey Mushrooms, Inc.) are major U.S. spawn producers, but much of their production is consumed by their mushroom production affiliates. Sylvan believes that its principal European competitors are Italspawn and International Spawn. In addition, numerous smaller spawn producers operate in the United States, Canada and in almost every European country. Sylvan competes in the spawn market with strict quality, consistency and reliability standards and through its availability of broad-based, post-sale product support services to mushroom growers. Sylvan has, and is further developing, the network by which it distributes its products and services throughout the world.

Mushrooms and Compost: Sylvan believes that the top two producers of mushrooms in the United States, in order of size, are Campbell's Fresh, Inc. and Monterey Mushrooms, Inc. Sylvan's production levels are comparable to those of a group of six to eight regional producers of substantial size. The balance of the U.S. industry is fragmented, comprised of about 200 small producers throughout the country. Quality, supply consistency and price are the principal competitive factors in the mushroom business. Although Sylvan and its competitors have established brand names, competition is principally at the grocery retailer or wholesaler level, rather than at the consumer level. Non-North American competition is characterized primarily by the importation into the United States and Canada of processed mushroom products. However, processed mushrooms are not a material factor in Sylvan's current operations because Sylvan competes primarily in the fresh mushroom market. Due to the fragility of fresh mushrooms, Sylvan believes the fresh mushroom market in the United States to be relatively safe from direct non-North American competition. Fresh mushrooms have limited shelf life, which, together with the relatively high cost of refrigerated transportation, causes markets to be regional in nature. However, for the same reasons, imbalances of supply and demand, from time to time, can and do induce price changes.

SEASONALITY

Spawn and spawn-related product sales are not seasonal, except to the extent that they correlate to a mushroom grower's expectations of consumer demand for mushrooms. Since mushrooms are grown indoors, mushroom production is not particularly sensitive to many of the problems normally associated with agricultural crops, such as production seasonality and dependence on weather. However, mushrooms are susceptible to bacterial, fungal and viral contamination which can reduce yields and affect sales and earnings for periods of weeks or months. In addition, mushroom prices are typically softened by the increased availability of a variety of other fresh fruits and vegetables during the summer months.

RESEARCH

In 1997, Sylvan's research and development expenditures totaled $1.5 million, as compared with $2.0 million in 1996 and $2.1 million in 1995. These expenditures were focused on strain reliability improvements, fungal breeding, process enhancements and the development of new products. The Company also utilizes contracted research efforts for specific studies which may be commercially useful, but fall outside of the scope of its expertise or capabilities. None of these projects currently constitute a material proportion of the Company's ongoing business.

PATENTS

The Company holds a U.S. patent and several non-U.S. patents which cover a process and apparatus for the cultivation of cells on solid substrates. The process and apparatus are used in conjunction with laboratory and technical know-how of the production of mushroom spawn and are the means by which most of Sylvan's spawn products are generated. The U.S. patent was issued in 1980 and expires in August 1998 and the foreign patents were issued in various years from 1982 to 1986. Sylvan is also the holder of a U.S. patent, issued in 1991, on a hybridized variety of mushroom, the sale of which does not represent a significant part of the Company's business. In addition, Sylvan was granted patents in 1994, 1996 and 1997 relating to a technology and process which facilitate mushroom breeding and may be capable of enhancing the Company's strain development and improvement efforts. The Company also holds a process patent that was issued in 1988, relating to the production of its compost nutritional supplements.

The Company holds several Swiss patents which embody a process for commercially producing spawn and spawn-related products and for the use of a variety of nutrient substrates as incubation material for spawn. The process is not currently employed by the Company.

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

The Company believes that the sale of the assets of its Moonlight Mushrooms, Inc. subsidiary in May 1994 relieved it of the responsibility for compliance with a Consent Order and Agreement with the Pennsylvania Department of Environmental Resources to which it was subject at the time.

FINANCIAL INFORMATION

Information regarding Sylvan's financial performance is set forth herein beginning on page F-1.

ITEM 2.  PROPERTIES

Constructed in 1981 and expanded in 1990, the Company operates a 43,000 square foot spawn production facility located in Kittanning, Pennsylvania, and leases 40,000 square feet at a former mushroom farm located near Cabot, Pennsylvania, for certain product quality maintenance activities. Also located in Kittanning are the Company's 14,000 square foot inoculum production plant which opened in 1996 and a 22,000 square foot quality assurance facility which opened in 1997. Another inoculum production plant of a size similar to the Pennsylvania plant is under construction near the Company's Langeais, France, spawn plant. The Company also operates a 49,000 square foot spawn plant in Dayton, Nevada, which commenced commercial production in January 1993 and it leases a 12,000 square foot facility in Des Moines, Iowa, in which it produces compost nutritional supplements.

The Company's European operations include a 100,000 square foot spawn plant located in Langeais, France. In addition, various spawn culture maintenance and research operations are carried out in the Langeais facility and in a 22,000 square foot plant which it leases in Gossau-Zurich, Switzerland. A 74,000 square foot spawn plant is operated in Yaxley, Peterborough, England, and is owned by White Queen Ltd., of which Sylvan is a 55% owner. Also at the site is a 1,500 square foot agricultural chemical warehouse.

The Company and two Dutch companies, which are active in the mushroom business, operate a 46,000 square foot spawn plant in Horst, Netherlands. It commenced commercial production in January 1995. In addition, the Company has a 14,000 square foot spawn plant in Windsor, Australia, which opened in 1996 and a 26,000 square foot spawn plant near Budapest, Hungary, which opened in 1997.

Constructed in 1981 and expanded in 1991, the Company's mushroom farm in Florida is an efficient state-of-the-art mushroom growing facility of 300,000 square feet in which its compost preparation, mushroom growing, packaging, warehousing, maintenance and administrative activities are conducted.

Incorporated into most of the Company's plants are cold storage areas and the Company leases cold storage facilities to support its sales operations in Italy, Poland, Turkey, South Africa and Eastern Pennsylvania. In addition, some of the Company's distributors maintain product inventories in cold storage.

ITEM 3.  LEGAL PROCEEDINGS

The Company's Quincy Corporation subsidiary was served with a complaint filed in the Circuit Court of the Second Judicial Circuit of Florida for Gadsden County. The complaint seeks compensation, including loss of earnings, for a group of approximately 56 former Quincy employees who allege that they were illegally terminated in March 1996 as a result of their participation in collective bargaining activities. The Company believes that the complaint and its claims are without merit and that the outcome will not have a material adverse effect on the Company's financial performance.

There are no other material pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of the 1997 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of all of the executive officers in the Company indicating the positions and offices with the Company held by each person and each such person's most recent principal employment. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer and no family relationship exists among the Company's officers and directors. The annual appointment of officers is scheduled to occur on May 6, 1998 at the organizational meeting of the Board of Directors, which follows the Annual Meeting of Shareholders.

           Name                  Age                  Position
           ----                  ---                  --------
Dennis C. Zensen                  59     Chairman of the Board,
                                         President and Chief Executive Officer
                                         of Sylvan

Richard F. Lazzarini, Jr.         47     Director of Sylvan; President of Quincy

William P. Mooney                 47     Chief Financial Officer of Sylvan

Fred Y. Bennitt                   53     Secretary/Treasurer of Sylvan

Monir K. Elzalaki                 42     President of Sylvan America

Michael A. Walton                 48     Manager of European Operations

Biographical Information
------------------------

Mr. Zensen was elected chairman of Sylvan in July 1990 and has served as a director, president and chief executive officer of Sylvan since April 1989. He was president and chief executive officer of Quincy Corporation ("Quincy"), the Company's Florida-based mushroom farm from 1982 to July 1990.

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

Mr. Bennitt joined the Company's former Moonlight Mushrooms, Inc. subsidiary in July 1971. He has served as secretary/treasurer of Sylvan since April 1989.

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

Mr. Walton was named manager of Sylvan's European operations in 1995. He joined Sylvan in connection with the acquisition of Hauser Champignonkulturen AG ("Hauser") in June 1992. At the time, he was serving as managing director of Hauser's U.K. subsidiaries, which included White Queen Ltd. and E. Hauser (England) Limited. He continued in that capacity until his present appointment.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Sylvan's common stock trades on The Nasdaq Stock Market(SM) under the symbol "SYLN." Set forth below are the high and low sales prices for Sylvan's common stock for 1997 and 1996, as reported by The Nasdaq Stock Market(SM).

               1997                       High Price                Low Price
               ----                       ----------                ---------
              1st Qtr.                      13-1/4                    11-1/2
              2nd Qtr.                      12-1/4                     9
              3rd Qtr.                      15-3/8                    10-1/2
              4th Qtr.                      15-5/8                    12-1/4

               1996                       High Price                Low Price
               ----                       ----------                ---------
              1st Qtr.                      13                        11-5/8
              2nd Qtr.                      14-3/8                    11-7/8
              3rd Qtr.                      13-3/8                     9-3/4
              4th Qtr.                      13-3/8                    10-1/2

(b)  Holders of Common Equity

At year-end 1997, there were about 2,500 shareholders of record of Sylvan common stock.

(c)  Dividends

Sylvan has never paid cash dividends and currently has a policy of retaining its earnings to fund operations and expansion. The Company's revolving credit agreement contains financial covenants which permit, but limit, the payment of dividends by Sylvan.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is a Five-Year Summary of Operating and Other Related Data with respect to Sylvan.

             FIVE-YEAR SUMMARY OF OPERATING AND OTHER RELATED DATA
                        (In Millions Except Share Data)



                                                   -------------------------------Fiscal Year Ended----------------------


                                                    1997            1996             1995           1994 (c)         1993
-------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
  Net sales                                        $81.6           $79.1            $75.8          $69.8           $105.3
  Operating income                                  11.5            10.6             11.9           11.2              3.2
  Net income (loss)                                  6.5             7.8              6.5            6.4             (8.7) (d)
  Net income (loss) per common
    share - diluted                                 1.01            1.23 (b)         1.04           1.02            (1.40)
  Net income (loss) per common
    share - basic                                   1.01            1.23 (b)         1.04           1.03            (1.41)
  Weighted average shares - diluted (a)        6,406,544       6,354,379        6,251,015      6,223,499        6,204,497
  Weighted average shares - basic (a)          6,395,971       6,344,609        6,225,995      6,198,171        6,187,730

BALANCE SHEET DATA:
  Total assets                                     $93.7           $86.9            $81.8          $74.5            $74.0
  Long-term debt and other
    long-term liabilities                           36.4            34.3             35.6           35.9             24.8
  Shareholders' equity                              44.0            41.2             33.6           24.7             15.9
  Working capital                                   16.9            12.7             10.6            9.0             (8.6)
  Cash dividends per common share
                                                      --              --               --             --              --

---------------------

(a) Computation of weighted average number of shares outstanding restated to conform with the provisions of SFAS No. 128, "Earnings per Share," adopted by the Company December 28, 1997.

(b) See Notes 1 and 6 to the December 29, 1996 Consolidated Financial Statements regarding the settlement of certain postretirement medical and other benefit obligations.

(c) See Note 2 to the January 1, 1995 Consolidated Financial Statements regarding the closure and sale of Moonlight Mushrooms, Inc.

(d) Reflects the cumulative catch-up adjustment occasioned by Sylvan's adoption of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," as of January 4, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Sylvan evaluates its liquidity and capital resources position by comparing its investment requirements with its cash position, operating cash flow trends and credit availability. During 1997, the Company increased its year-end cash position above the 1996 level and also increased its net cash provided by operations above both the 1996 and 1995 levels. Available credit under the Company's $45.0 million revolving credit arrangement was $17.1 million as of December 28, 1997. The arrangement provides for a reduction of the total credit amount over a four-year period, with the first reduction to $40 million effective June 1, 1998.

Net cash provided by operations was $10.4 million for 1997, as compared with $6.4 million for 1996 and $7.4 million for 1995. Sylvan's net investment in working capital (defined as the period-to-period change in the difference between current assets and current liabilities) increased by $4.2 million in 1997 from the 1996 level. The principal contributors to this change were a $1.5 million increase in inventories and accounts receivable and a $1.6 million reduction in current accounts payable, accrued expenses and employee benefit payments. Net cash provided by operations for 1996 included a one-time lump-sum payment of $1.2 million to extinguish certain liabilities connected with postretirement medical benefits.

Working capital increases occurred in both North America and international operations. Trade accounts receivables, as measured by days' sales outstanding, increased to 50 from 48 in 1996 and from 43 in 1995. The increase is attributable primarily to higher North American spawn products accounts receivable due to longer average collection periods. Management increased the allowance for doubtful accounts related to some of these receivables. Inventory, excluding the impact of the French acquisition in December, increased to support the higher sales activity of international operations. The $602,000 increase follows increases of $518,000 in 1996 and $836,000 in 1995. When expressed as days' inventory held, 1997 inventory increased to 62 compared with 59 for both 1996 and 1995.

Operating income attributed to the Company's fresh mushroom sales increased in 1997 over the 1996 level, as market conditions in the U.S. mushroom industry improved during the fourth quarter of 1997. However, this income did not reach the 1995 operating income level for this operation. Income from operations for international spawn and spawn-related products continued to contribute both a higher dollar equivalent amount and a higher percentage of revenue in 1997. Management anticipates that in 1998 and future years, income from operations attributable to the international segment will continue to increase as a percentage of the total. North American spawn unit sales decreased in 1997 due to the competitive market factors and, accordingly, achieved lower income from operations.

Cash flows used for capital expenditures and acquisitions were $11.6 million for 1997, as compared with $10.0 million for 1996 and $7.1 million for 1995. Major overseas capital expenditures included completion of a spawn production facility in Hungary ($1.2 million) and the construction of additional spawn production capacity in the Netherlands ($1.1 million). In North America, major projects included the completion of a Pennsylvania quality assurance facility ($0.6 million), the acquisition of production equipment for compost nutritional supplements in Iowa ($0.7 million), and construction of a portobello mushroom production operation in Florida ($0.4 million). Replacement projects represented less than half of total capital expenditures. Total capital expenditures for 1998 are expected to be in the $7 million to $10 million range, highlighted by the construction of a new inoculum production and quality assurance facility in France. The Company is continuing to assess its requirements for additional capital investments as it addresses the increased international demand for Sylvan products. The revolving credit arrangement combined with net operating cash flows are expected to be sufficient for funding 1998 capital expenditures.

In addition to customary expenditures for property, plant and equipment, the Company acquired Tartarin S.A. in December 1997 for $3.9 million and repurchased 34,200 shares of Sylvan common stock at an average price of $11.07. The Company obtained modifications to its revolving credit agreement to accommodate these transactions. The stock repurchase plan was announced in May 1997 and permits the expenditure of up to $6.0 million for shares. Management expects to continue the repurchase program during 1998, subject to price and share availability conditions that make such transactions financially beneficial.

The cash outlays for liabilities relating to the 1993 closure of a former Sylvan subsidiary continue to decrease. The Company paid $0.5 million in self-insured workers' compensation, as compared with $1.9 million for 1996 and $4.5 million for 1995. Payments for postretirement medical benefits totaled $0.1 million for 1997. The Company made a one-time cash payment of $1.2 million in 1996 as part of a negotiated settlement to eliminate most of its postretirement medical benefit liability. Sylvan anticipates cash outlays of $0.3 million for self-insured workers' compensation and $0.1 million for postretirement medical benefits in 1998.

The Company operates on a worldwide basis and consequently is subject to foreign currency translation risks. The Company has not maintained a foreign currency-hedging program to manage translation risk, although it does occasionally use forward foreign exchange contracts for larger, known cross-currency transactions. As the Company continues its expansion into Eastern Europe and Asia, it will periodically evaluate currency risk management tools.

Sylvan does not pay a dividend on its common stock. Dividend payments, although permitted, are limited under the terms of the Company's revolving credit agreement.

RESULTS OF OPERATIONS

                                                                ---------------------Fiscal Year Ended-------------------
      (In millions)                                             Dec. 28, 1997           Dec. 29, 1996       Dec. 31, 1995
                                                                -------------           -------------       -------------
      Net Sales                                                 $  81.6                 $  79.1             $  75.8

      Operating Costs and Expenses:
        Cost of sales                                              47.3                    45.3                42.3
        Selling and administrative                                 16.7                    16.9                15.5
        Research and development                                    1.5                     2.0                 2.1
        Depreciation                                                4.6                     4.3                 4.0
                                                                    ---                     ---                 ---
                                                                   70.1                    68.5                63.9

      Operating Income                                             11.5                    10.6                11.9

      Interest Expense, net                                         2.1                     2.1                 2.8

      Other Income (Expense)                                         --                     2.3                (0.1)
                                                                   ----                     ---                -----

      Income before Income Taxes                                    9.4                    10.8                 9.0

      Provision for Income Taxes                                    2.7                     2.9                 2.6
                                                                    ---                     ---                 ---

      Income before Minority Interest in
        Income of Consolidated Subsidiaries                         6.7                     7.9                 6.4
                                                                    ---                     ---                 ---

      Minority Interest in Income of
        Consolidated Subsidiaries                                   0.2                     0.1                (0.1)
                                                                    ---                     ---                -----

      Net Income                                                $   6.5                 $   7.8              $  6.5
                                                                -------                 -------              ------


NET SALES

Net sales totaled $81.6 million in 1997, a 3.1% increase as compared with 1996 levels. This increase was due to higher unit volume shipments of spawn products and mushrooms. Total unit spawn shipments for 1997 increased by 5.2% over 1996, paced by a 12.0% gain in Europe and an 8.7% gain in Australia. North American unit spawn volume decreased by 3.6%, as compared with 1996 levels, due largely to reduced U.S. production of mushrooms grown for use in processed foods. U.S. Department of Agriculture crop reports, which describe industry activity, reflected a 7.4% decrease in the sales volume of U.S.-produced processed mushrooms for the crop year ended June 30, 1997, which follows a 3.7% decline for the period ended June 30, 1996. The reports also indicated that fresh mushroom sales volume increased by 0.9% and 3.1%, respectively, for the same periods. Unit sales of spawn products have increased more rapidly in international markets than in North American markets for each of the past three years. Sylvan's North American mushroom sales increased by 5.0% in 1997 over the 1996 period, due to higher unit volume. Average selling prices for mushroom products were unchanged in 1997 as compared with 1996. By volume, 94.2% of these mushrooms were sold for use as fresh produce in 1997, as compared with 92.3% in 1996 and 87.0% in 1995. These percentages fluctuate according to variations in quality, availability of supply and competitive market practices.

Sales of disease control agents and compost nutritional supplements in 1997 increased by 13.3% over the 1996 level and 28.9% over the 1995 level. Contributing to the increase were strong market share gains for an insecticide for which the Company is the exclusive North American distributor. North American compost nutritional supplement sales were reduced slightly as the Company introduced its proprietary supplement product in 1997. Extensive field trials and product sampling programs had the short-term effect of displacing existing sales. The Company expects that the 1998 sales of disease control agents and compost nutritional supplements will increase significantly, primarily due to the 1997 year-end acquisition of Tartarin S.A., a French distributor of these products. For the fiscal years ended 1997, 1996 and 1995, sales of disease control agents and compost nutritional supplements occurred primarily in North America and in the United Kingdom.

International sales of all of the Company's products accounted for 40.5% of total sales for 1997, 39.9% for 1996 and 37.8% for 1995. International sales increased by 4.6% in 1997 from 1996 levels, resulting from higher demand for our spawn products in Europe and developing markets worldwide. The increasing international sales proportion subjects the Company's revenue to currency translation rate fluctuations. In 1997, these fluctuations reduced the Company's average U.S. dollar equivalent selling prices by approximately 12.4%, as compared with the currency translation rates used for 1996. Local currency prices in key European markets, such as the Netherlands, France, and the United Kingdom, changed by less than 1%.

COST OF SALES

The Company's cost of sales, expressed as a percentage of sales, increased to 57.9% for 1997 from 57.2% for 1996 and 55.8% for 1995. Contributing to the 1997 increase was approximately $150,000 in product and product testing costs associated with the Company's startup of compost nutritional supplement production in Iowa. In addition, cost of sales for mushroom products increased to 72% of mushroom product sales in 1997 from 70.3% in 1996, contributing more than 0.8% to the overall cost of sales percentage.

Spawn product cost of sales was 50.8% of sales for 1997, as compared with 50.9% for 1996 and 50.6% for 1995. The cost of sales percentage would have been 50.5% if the start-up costs associated with compost nutritional supplements were excluded. Higher utilization rates of all of the Company's overseas production facilities and lower product discard rates reduced their overall production costs. North American production facilities improved their discard rates, but experienced lower production levels in concert with lower unit sales.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were 20.5% of net sales in 1997, lower than the 21.4% of net sales reported for 1996 and equal to the percentage reported in 1995. Contributing to the lower spending level was a reduction in employee benefit costs in the Company's North American businesses. During the fourth quarter of 1996, unusually high medical costs were incurred under a self-insured medical plan. This level of expense did not occur in 1997 and the Company replaced the self-insured plan with a fully insured plan. In addition, certain noncash expenses related to pension and other postretirement benefits were lower in 1997 than in 1996 and are expected to decline further in 1998. Nearly one-third of the Company's selling and administrative expenses are denominated in foreign currencies. Changes in foreign currency translation rates had the effect of reducing the U.S. dollar equivalent expense levels in 1997, as compared with 1996. Expressed in local currencies, spending levels increased by approximately 10%. Market development costs increased in connection with the Company's efforts to expand operations in Mexico, South America, Central and Eastern Europe, Asia and South Africa.

RESEARCH AND DEVELOPMENT EXPENSES

In 1997, the Company's research and development expenses declined by $525,000 to 1.85% of net sales, lower than both the 2.6% of net sales for 1996 and the 2.8% of net sales for 1995. A portion of the reduction stems from the Company's successful development of a proprietary compost nutritional supplement product that was introduced commercially in the second half of 1997. Research and development expenses for these products prior to their introduction represented a portion of prior-year research and development expenses.

INTEREST EXPENSE

Net interest expense for 1997 was $2.1 million, 2% below the 1996 level and 25% below the 1995 level. The reductions in net interest expense reflect interest rate declines in general and, for the period beginning in June 1996, a lower interest rate margin, or mark-up above the applicable base rates, on the Company's borrowings. For the quarter ended December 28, 1997, the Company's average effective borrowing rate was 6.65%, as compared with 7.69% for the comparable year-ago period. For the 1997 twelve-month period ended December 28, 1997, the Company's average borrowing rate was 6.91%, as compared with 7.87% for the 1996 year and 9.40% for the 1995 year. At year-end 1997, approximately 45% of the Company's debt was subject to interest rates fixed for one year or more. This compares with 16% for 1996 and 35% for 1995. Approximately 86% of the Company's gross interest expense for 1997 was denominated in U.S. dollars; the remaining 14% was primarily denominated in Dutch guilders.

DEPRECIATION EXPENSE

Depreciation expense increased in 1997 by 8.1% to $4.6 million, reflecting the $10.0 million of capital expenditures which the Company made during 1996. This compounds on a 7.4% increase from 1995 to 1996, reflecting the $7.1 million in capital expenditures made in 1995. Since many of the Company's capital projects have been overseas, some of the depreciation expense increase has been mitigated by foreign currency translation rate fluctuations. Approximately 43% of the 1997 depreciation expense was related to foreign currency denominated assets, as compared with 44% in 1996.

OTHER INCOME

Other income in 1997 declined by $2.2 million from the 1996 level, which included a nonrecurring gain of $1.9 million from the negotiated settlement of certain postretirement medical benefits. Excluding this item, the decline was $200,000 and related in large part to foreign currency gains and losses. During 1997, realized foreign currency losses totaled $110,000, as compared with a currency gain of $23,000 during 1996.

INCOME TAXES

The Company's effective income tax rate for 1997 was 29%, compared with the 27% reported for 1996 and equal to the 29% reported for 1995. For the 1997 twelve-month period, the Company was subject to income tax rate increases in France. The Company expects that the higher rates in France will continue and that improving levels of profitability in certain foreign jurisdictions will result in income tax rate increases for 1998 and for future years.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time in this report and in other written reports and oral statements, references are made to expectations regarding future performance of the Company. These "forward-looking statements," characterized by such words as "anticipates," "expects," "expected," or "will," are based on currently available competitive, financial and economic data and the Company's operating plans, but they are inherently uncertain. Investors must recognize that events could turn out to be significantly different from what is expected. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements:
           o   pricing or product initiatives of the Company's competitors;
           o   changes in currency and exchange risks;
           o changes in a specific country's or region's political or economic conditions; and
           o   the loss of key executives or other employees of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is set forth as Exhibits beginning on page F-1.

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

10.2 Material Contracts - (i) Revolving Credit Agreement dated as of June 1, 1996 among Sylvan Inc., Sylvan Foods (Netherlands) B.V., Mellon Bank, N.A., individually and as issuing bank and as agent, and ABN-AMRO Bank N.V., Pittsburgh Branch - previously filed on August 2, 1996 as Exhibit 10 with the Company's Form 10-Q Quarterly Report for the period ended June 30, 1996 and is incorporated herein by reference and (ii) Index of Exhibits to Revolving Credit Agreement - previously filed on March 25, 1997 as Exhibit 10.2.1 with the Company's Form 10-K Annual Report for the fiscal year ended December 29, 1996 and is incorporated herein by reference and
            (iii) Amendment No. 1 to Revolving Credit Agreement dated as of June 27, 1997 among Sylvan Inc., Sylvan Foods (Netherlands) B.V., Mellon Bank, N.A., individually and as issuing bank and as agent, and ABN-AMRO Bank N.V., Pittsburgh Branch previously filed on August 1, 1997 as Exhibit 10 with the Company's Form 10-Q Quarterly Report for the period ended June 29, 1997 and is incorporated herein by reference and (iv) Amendment No. 2 to Revolving Credit Agreement dated as of December 11, 1997 among Sylvan Inc., Sylvan Foods (Netherlands) B.V., Mellon Bank, N.A., individually and as issuing bank and as agent, and ABN-AMRO Bank N.V., Pittsburgh Branch

13.1 Annual Report to Security Holders for the year ended December 28, 1997 -- to be filed by amendment to this Form 10-K as soon as practicable

21          Subsidiaries of the Registrant

(B)         REPORTS ON FORM 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 1998.


                                  By        /s/   DENNIS C. ZENSEN
                                    ------------------------------
                                            Dennis C. Zensen
                                            President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                 Title                                          Date
              ---------                                 -----                                          ----
     /s/   DENNIS C. ZENSEN                    Chairman of the Board of                        March 10, 1998
------------------------------------------     Directors, President and                 ---------------------
 Dennis C. Zensen                              Chief Executive Officer
                                               (Principal Executive Officer)



     /s/   WILLIAM P. MOONEY                   Chief Financial Officer                         March 10, 1998
------------------------------------------     (Principal Financial and                 ---------------------
 William P. Mooney                             Accounting Officer)



     /s/   WILLIAM L. BENNETT                  Director                                        March 10, 1998
------------------------------------------                                              ---------------------
 William L. Bennett


     /s/   VIRGIL H. JURGENSMEYER              Director                                        March 10, 1998
-----------------------------------------                                               ---------------------
 Virgil H. Jurgensmeyer


     /s/   RICHARD F. LAZZARINI, JR.           President, Quincy Corporation                   March 10, 1998
------------------------------------------     Director                                 ---------------------
 Richard F. Lazzarini, Jr.


     /s/   DONALD T. PASCAL                    Director                                        March 10, 1998
------------------------------------------                                              ---------------------
 Donald T. Pascal


              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Exhibit No.                             Description                                                      Page No.
-----------                             -----------                                                      --------

              Consent of Independent Public Accountants                                                        F-1

              Report of Independent Public Accountants                                                         F-2

              Consolidated Balance Sheets at December 28, 1997, and December 29, 1996                          F-3

              Consolidated Statements of Income for the Years Ended
              December 28, 1997, December 29, 1996, and December 31, 1995                                      F-5

              Consolidated Statements of Changes in Shareholders' Equity for the
              Years Ended December 28, 1997, December 29, 1996, and December 31, 1995                          F-6

              Consolidated Statements of Cash Flows for the Years Ended
              December 28, 1997, December 29, 1996, and December 31, 1995                                      F-7

              Notes to Consolidated Financial Statements                                                       F-8

              Schedule II - Valuation and Qualifying Accounts for the Years
              Ended December 28, 1997, December 29, 1996, and December 31, 1995                                F-22

              Report of Independent Public Accountants on Financial Statement Schedule                         F-23

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

   3.2        Bylaws                                                                                           (b)

   10.1.1     Sylvan Foods Holdings, Inc. 1990 Stock Option Plan, as amended                                   (c)

   10.1.2     Sylvan Foods, Inc. Target Benefit Annuity Purchase Plan                                          (c)

   10.1.3     Sylvan Foods Holdings, Inc. 1993 Stock Option Plan for Nonemployee Directors                     (d)

   10.2.1     Revolving Credit Agreement dated as of June 1, 1996 among Sylvan
              Inc., Sylvan Foods (Netherlands) B.V., Mellon Bank, N.A.,  individually and
              as issuing bank and as agent, and ABN-AMRO Bank N.V., Pittsburgh Branch                          (e)

   10.2.2     Index to Exhibits to Revolving Credit Agreement referred to Exhibit 10.2.1                       (f)

   10.2.3     Amendment No. 1 to Revolving Credit Agreement dated as of June 27, 1997 among Sylvan Inc., Sylvan Foods (Netherlands) B.V.,  Mellon Bank, N.A.,
              individually and as issuing bank and as agent, and ABN-AMRO Bank N.V.,
              Pittsburgh Branch                                                                                (g)


   10.2.4     Amendment No. 2 to Revolving Credit Agreement dated as of December 11, 1997                       E-
              among Sylvan Inc., Sylvan Foods (Netherlands) B.V., Mellon Bank, N.A.,
              individually and as issuing bank and as agent, and ABN-AMRO Bank N.V.,
              Pittsburgh Branch

   21         Subsidiaries of the Registrant                                                                    E-

------------------

     (a) This exhibit was previously filed on April 27, 1990 with the Company's Form 8 Amendment to its Form 10 Registration Statement that was filed on March 25, 1990 and is incorporated herein by reference.

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

     (f)      This exhibit was previously filed on March 25, 1997 as Exhibit
              10.2.1. with the Company's 10-K Annual Report for fiscal year ended December 29, 1996 and is incorporated herein by reference.

     (g) This exhibit was previously filed on August 1, 1997 as Exhibit 10 with the Company's Form 10-Q Quarterly Report for the period ended June 29, 1997 and is incorporated herein by reference.

                              ARTHUR ANDERSEN LLP


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports, included or incorporated by reference in this Form 10-K, the Company's previously filed registration statements on Form S-8 (No. 33-46797 and No. 33-86332), including the prospectuses therein, relating to the Company's 1990 Stock Option Plan and on Form S-8 (No. 33-83962), including the prospectus therein, relating to the Company's 1993 Stock Option Plan for Nonemployee Directors. It should be noted that we have not audited any financial statements of the Company subsequent to December 28, 1997 or performed any audit procedures subsequent to the date of our report.


                                               /s/ ARTHUR ANDERSEN LLP
                                               -----------------------
                                               Arthur Andersen LLP


Pittsburgh, Pennsylvania,
    March 12, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Sylvan Inc.:

We have audited the accompanying consolidated balance sheets of Sylvan Inc. (a Nevada corporation and the Company) and Subsidiaries as of December 28, 1997, and December 29, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sylvan Inc. and Subsidiaries as of December 28, 1997, and December 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.


                                                             Arthur Andersen LLP



Pittsburgh, Pennsylvania
February 6, 1998

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS

                                                           December 28, 1997        December 29, 1996
                                                          --------------------     --------------------
CURRENT ASSETS:
     Cash and cash equivalents                                  $5,567                   $  4,220
     Trade accounts receivable (less allowance
       for doubtful accounts of $812 and
       $1,031, respectively)                                    13,435                     10,336
     Inventories (Note 3)                                        8,723                      7,367
     Prepaid income taxes and other expenses                     1,107                        967
     Other current assets                                          685                        738
     Deferred income tax benefit                                   686                        509
                                                              --------                   --------

                  Total current assets                          30,203                     24,137
                                                              --------                   --------

PROPERTY, PLANT AND EQUIPMENT:
     Land and improvements                                       2,999                      3,000
     Buildings                                                  27,590                     25,672
     Equipment                                                  40,363                     39,293
                                                              --------                   --------
                                                                70,952                     67,965

     Less - Accumulated depreciation                           (23,324)                   (20,260)
                                                              --------                   --------

                  Total property, plant and
                    equipment, net                              47,628                     47,705
                                                              --------                   --------


INTANGIBLE ASSETS, net of accumulated
     amortization of $2,647 and $2,255,
     respectively                                               11,466                     10,093

OTHER ASSETS, net of accumulated amortization
     of $1,473 and $1,213, respectively                          4,383                      4,977
                                                              --------                   --------

TOTAL ASSETS                                                  $ 93,680                   $ 86,912
                                                              ========                   ========


      The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands Except Share Data)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          December 28, 1997       December 29, 1996
                                                                          ------------------     --------------------
CURRENT LIABILITIES:
     Current portion of long-term debt (Note 4)                              $      448             $    523
     Accounts payable - trade                                                     5,643                3,484
     Accrued salaries, wages and other
        employee benefits (Note 5)                                                3,323                3,179
     Other accrued liabilities                                                    1,434                2,214
     Income taxes payable                                                         2,416                1,993
                                                                             ----------            ---------

                  Total current liabilities                                      13,264               11,393
                                                                             ----------            ---------

LONG-TERM AND REVOLVING-TERM DEBT (Note 4)                                       32,690               30,168
                                                                             ----------            ---------

OTHER LONG-TERM LIABILITIES:
     Other employee benefits (Note 7)                                             1,767                2,218
     Other                                                                        1,054                1,208
                                                                             ----------            ---------

                  Total other long-term liabilities                               2,821                3,426
                                                                             ----------            ---------

MINORITY INTEREST                                                                   914                  685

SHAREHOLDERS' EQUITY:
     Common stock, voting, par value $.001, 10,000,000 shares authorized,
       6,589,784 and 6,480,092 shares issued and 6,449,344 and
       6,373,867 shares outstanding in 1997 and 1996, respectively                    7                    6
     Common capital contributed in excess of par                                 15,638               14,377
     Retained earnings                                                           35,320               28,838
                                                                             ----------            ---------
                                                                                 50,965               43,221

     Less- Treasury stock, at cost, 140,440 and 106,225
       shares in 1997 and 1996, respectively                                       (792)                (414)
     Cumulative translation adjustment                                           (3,032)                 961
     Pension adjustment (Note 7)                                                 (3,150)              (2,528)
                                                                             ----------            ---------

                  Total shareholders' equity                                     43,991               41,240
                                                                             ----------            ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   93,680            $  86,912
                                                                             ==========            =========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                        CONSOLIDATED STATEMENTS OF INCOME

                        (In Thousands Except Share Data)

                                              1997                 1996               1995
                                             -------             -------             -------
NET SALES                                    $81,560             $79,111             $75,751
                                             -------             -------             -------

OPERATING COSTS AND EXPENSES:
     Cost of sales                            47,256              45,262              42,295
     Selling and administrative               16,719              16,922              15,525
     Research and development                  1,506               2,031               2,110
     Depreciation                              4,606               4,261               3,967
                                             -------             -------             -------

                                              70,087              68,476              63,897
                                             -------             -------             -------

OPERATING INCOME                              11,473              10,635              11,854

INTEREST EXPENSE, net                          2,058               2,096               2,752

OTHER INCOME (EXPENSE)                            31               2,273                 (90)
                                             -------             -------             -------

INCOME BEFORE INCOME TAXES                     9,446              10,812               9,012
                                             -------             -------             -------

PROVISION FOR INCOME TAXES (Note 6):
       Current                                 2,626                 991               1,299
       Deferred                                  113               1,901               1,366
                                             -------             -------             -------
                                               2,739               2,892               2,665

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES          6,707               7,920               6,347
                                             -------             -------             -------

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                      225                 101                (130)
                                             -------             -------             -------

NET INCOME                                   $ 6,482             $ 7,819             $ 6,477
                                             =======             =======             =======


NET INCOME PER SHARE - DILUTED               $  1.01             $  1.23             $  1.04
NET INCOME PER SHARE - BASIC                 $  1.01             $  1.23             $  1.04
                                             =======             =======             =======

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES            6,406,544           6,354,379           6,251,015
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES                                  6,395,971           6,344,609           6,225,995
                                           =========           =========           =========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


FOR THE THREE FISCAL YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995

                        (In Thousands Except Share Data)


                                                      Common
                                                      Capital
                                  Common Stock      Contributed                         Cumulative                        Total
                               -------------------    in Excess  Retained   Treasury    Translation      Pension       Shareholders'
                               Shares       Amount    of Par     Earnings    Stock      Adjustment      Adjustment        Equity
                               ------       ------    ------     --------    -----      ----------      ----------        ------
BALANCE, January 1, 1995        6,298,293    $ 6      $12,397    $14,542     $(159)      $   497          $(2,570)       $24,713

    Exercise of stock
      options                      56,499      -          356          -         -             -                -            356
    Stock option
      compensation
      expense                           -      -          317          -         -             -                -            317
    Purchase of
      treasury stock                    -      -            -          -      (122)            -                -           (122)
    Current year
      translation
      adjustment                        -      -            -          -         -         2,303                -          2,303
    Increase in
      pension adjustment                -      -            -          -         -             -             (409)          (409)
    Net income                          -      -            -      6,477         -             -                -          6,477
                                ---------    ---      -------    -------     -----       -------          -------        -------

BALANCE, December 31, 1995      6,354,792      6       13,070     21,019      (281)        2,800           (2,979)        33,635

    Exercise of stock
      options                     125,300      -        1,149          -         -             -                -          1,149
    Stock option
      compensation
      expense                           -      -          158          -         -             -                -            158
    Purchase of
      treasury stock                    -      -            -          -      (133)            -                -           (133)
    Current year
      translation
      adjustment                        -      -            -          -         -        (1,839)               -         (1,839)
    Decrease in
      pension adjustment                -      -            -          -         -             -              451            451
    Net income                          -      -            -      7,819         -             -                -          7,819
                                ---------    ---      -------    -------     -----       -------          -------        -------

BALANCE, December 29, 1996      6,480,092      6       14,377     28,838      (414)          961          ( 2,528)        41,240

    Exercise of stock
      options                     109,692      1        1,261          -         -             -                -          1,262
    Purchase of
      treasury stock                    -      -            -          -      (378)            -                -           (378)
    Current year
      translation
      adjustment                        -      -            -          -         -        (3,993)               -         (3,993)
    Increase in
      pension adjustment                -      -            -          -         -             -             (622)          (622)
    Net income                          -      -            -      6,482         -             -                -          6,482
                                ---------    ---      -------    -------     -----       -------          -------        -------

BALANCE, December 28, 1997      6,589,784    $ 7      $15,638    $35,320     $(792)      $(3,032)         $(3,150)       $43,991
                                =========    ===      =======    =======     =====       =======          =======        =======


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                        1997                 1996                 1995
                                                                  -----------------    -----------------    -----------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                      $         6,482      $         7,819      $        6,477
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation                                                          4,606                4,261               3,967
      Amortization                                                            631                  677                 699
      Noncash interest cost of employee benefits                             (172)                  32                 401
      Deferred income taxes                                                   (34)                 (55)               (331)
      Stock option compensation                                                --                  158                 317
      Employee benefits                                                      (757)              (5,376)             (2,429)
      Net gain on disposal of assets                                          (40)                 (24)                (32)
      Trade accounts receivable                                              (894)              (1,311)               (327)
      Inventories                                                            (602)                (518)               (836)
      Prepaid expenses                                                        (87)                (295)                355
      Other assets                                                          1,442                  393                (676)
      Accounts payable, accrued expenses
        and other liabilities                                                (806)                (972)                (37)
      Income taxes payable                                                    423                1,103                  75
      Minority interest                                                       225                  485                (191)
                                                                  -----------------    -----------------    -----------------

              Net cash provided by operations                              10,417                6,377               7,432
                                                                  -----------------    -----------------    -----------------

CASH FLOWS FROM INVESTING:
     Expenditures for property, plant and equipment                        (7,647)              (9,980)             (7,137)
     Payment for acquisition, net of cash acquired                         (3,923)                  --                  --
                                                                  -----------------    -----------------    -----------------

              Net cash used in investing                                  (11,570)              (9,980)             (7,137)
                                                                  -----------------    -----------------    -----------------

CASH FLOWS FROM FINANCING:
     Principal payments on long-term debt                                    (425)              (5,579)             (3,082)
     Net proceeds from European bank loans                                     --                   --               4,090
     Net borrowings (repayments) under revolving
        credit loan                                                         3,734                8,346              (2,901)
     Common stock transactions, net                                           746                  815                 234
                                                                  -----------------    -----------------    -----------------

              Net cash provided by (used in) financing                      4,055                3,582              (1,659)
                                                                  -----------------    -----------------    -----------------

EFFECT OF EXCHANGE RATES ON CASH                                           (1,555)              (1,134)              1,184
                                                                  -----------------    -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                         1,347               (1,155)               (180)

CASH AND CASH EQUIVALENTS, beginning of period                              4,220                5,375               5,555
                                                                  -----------------    -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of period                          $         5,567      $         4,220      $        5,375
                                                                  =================    =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
     Interest paid                                                $         2,352      $         2,078      $        2,658
     Income taxes paid                                                      2,038                2,022                 818

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
    ACQUISITION OF BUSINESS
     Fair value of assets acquired                                $         5,619      $            --      $           --
     Cash paid for the capital stock                                       (3,923)                  --                  --
                                                                  =================    =================    =================
        Liabilities assumed                                       $         1,696      $            --      $           --
                                                                  =================    =================    =================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Period

The Company maintains its accounting records on a 52-53 week fiscal year ending the Sunday nearest December 31. The 1997, 1996 and 1995 fiscal years were 52-week years.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

All cash equivalents are stated at cost, which approximates market. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. In addition, included in other assets is a pledged, interest-bearing cash balance of approximately $2.5 million maintained by a U.S. bank.

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

Other Income

Included in other income for the year ended December 29, 1996, is the gain of approximately $1.9 million from the settlement of litigation related to postretirement medical benefits for hourly employees of its defunct Moonlight Mushrooms, Inc. subsidiary (Moonlight).

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

Foreign Currency Exchange Risk Management

The Company evaluates and hedges foreign currency exchange risk exposure on a transaction-by-transaction basis. As of December 28, 1997, the Company had no outstanding foreign currency exchange contracts.

Interest Rate Risk Management

The Company uses interest rate swap agreements to convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future results. The Company has these agreements with its banks as counterparties. The agreements replace the floating (Euro-rate) LIBOR basis with a 90-day fixed LIBOR basis as described in the table below. At the end of each 90-day period, the Company and its counterparties make appropriate payments to settle the difference between the floating rate LIBOR and the fixed rate LIBOR. When the floating rate LIBOR exceeds the fixed rate LIBOR at the beginning of a 90-day term, the counterparties will pay the difference between the rates for the appropriate notional amount to the Company. Conversely, when the fixed rate exceeds the floating rate, the Company will pay its counterparties. Amounts receivable or payable under these swap agreements are recorded as an adjustment to interest expense. The Company's swap agreements outstanding as of December 28, 1997, are as follows:

     Notional Amount                 Expiration Date              Fixed Rate               Term
---------------------------    ----------------------------    ------------------     ----------------
     $    5,000,000                October 4, 1999                    6.08%               2 years
          5,000,000                October 29, 1999                   6.03%               2 years
---------------------------
     $   10,000,000
===========================

Recent Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise." These pronouncements are effective beginning in fiscal 1998. SFAS No. 130 establishes standards for reporting comprehensive income and SFAS No. 131 establishes standards for reporting information about operating segments. The Company has not completed the process of evaluating the impact that will result from adopting SFAS Nos. 130 and 131.

Earnings Per Common Share

During the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share." Under SFAS No. 128, earnings per share are categorized as basic earnings per share and diluted earnings per share. Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares. Treasury shares are treated as retired for the purposes of the earnings per share calculation. All prior periods have been restated to reflect this adoption.

The following table reflects the calculation of earnings per share under SFAS No. 128 (in thousands except share data):

                                                                    December 28,         December 29,         December 31,
                                                                        1997                 1996                 1995
                                                                  -----------------    -----------------    -----------------
Basic Earnings Per Share:
      Net income                                                  $         6,482      $         7,819      $        6,477
      Average shares outstanding                                        6,395,971            6,344,609           6,225,995
                                                                  -----------------    -----------------    -----------------
      Earnings per share                                          $          1.01      $          1.23      $         1.04

 Diluted Earnings Per Share:
      Net income                                                  $         6,482      $         7,819      $        6,477
      Average shares outstanding                                        6,395,971            6,344,609           6,225,995
      Stock options outstanding                                            10,573                9,770              25,020
                                                                  -----------------    -----------------    -----------------
      Diluted average shares outstanding                                6,406,544            6,354,379           6,251,015
                                                                  -----------------    -----------------    -----------------
      Earnings per share                                          $          1.01      $          1.23      $         1.04

2.    ACQUISITION:

In December 1997, the Company acquired all of the issued share capital of Tartarin S.A., a French distributor of compost nutritional supplements and disease control agents. The purchase price was $3.9 million. This acquisition has been accounted for as a purchase transaction. As a result of purchase price allocations, the purchase price exceeded the fair value of net assets acquired by approximately $2.9 million which will be amortized over 20 years.

3.    INVENTORIES:

Inventories are summarized as follows (in thousands):

                                                                       December 28, 1997      December 29, 1996
                                                                       -------------------    -------------------

          Growing crops and compost material                              $      3,757           $     3,759
          Stores and other supplies                                              2,023                 1,634
          Mushrooms and spawn on hand                                            2,943                 1,974
                                                                       -------------------    -------------------

                                                                          $      8,723           $     7,367
                                                                       ===================    ===================

4. LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

The Company entered into a Revolving Credit Agreement (the Agreement) with certain commercial banks (the Banks) on June 1, 1996. It provides for revolving credit loans on which the aggregate outstanding balance available to the Company may not initially exceed $45.0 million, but this aggregate outstanding balance will decline over the life of the Agreement as follows:
                                                        Maximum Aggregate
       Period Beginning                                Outstanding Balance
--------------------------------                  ------------------------------

June 1, 1996                                             $ 45.0 million
June 1, 1998                                               40.0 million
June 1, 1999                                               35.0 million
June 1, 2001                                               25.0 million
June 1, 2002                                               20.0 million

Outstanding borrowings under the Agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin), at the Company's option. The revolving credit loans mature on May 31, 2003. On December 28, 1997, the Company had outstanding borrowings under the Agreement of $27.9 million.

The Agreement provides for the maintenance of various financial covenants, and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Spending for capital projects and payment of dividends are subject to annual limitations. The Company has pledged to the Banks a security interest in the capital stock of its subsidiaries.

In 1995, the Company obtained Dutch guilder financing for the acquisition of plant and machinery in the Netherlands. Loans outstanding under this agreement, amounting to approximately $2.2 million, are repayable in quarterly installments over periods between three and eighteen years. Interest is payable with each installment at a fixed rate of between 8.35% and 8.55% until 2000, after which the interest rate may vary. The Company has granted a security interest over certain Dutch assets to secure these borrowings.

The Company has a French-franc-denominated loan of $2.5 million. Interest is payable based on a formula that utilizes a Paris Interbank Offer Rate plus an applicable margin. Repayment is due in January 2000. The loan is supported by a letter of credit.

The Company incurred approximately $2.1 million in gross interest expense during 1997 at a weighted average interest rate of 6.91%. The contractual principal payments due under the Company's loan agreements are as follows (in thousands):

                 1998                                              $       448
                 1999                                                      545
                 2000                                                    2,794
                 2001                                                       64
                 Thereafter                                             29,287
                                                               -----------------
                 Total                                             $    33,138
                                                               =================

5. ACCRUED SALARIES, WAGES AND OTHER EMPLOYEE BENEFITS:

Accrued salaries, wages and other employee benefits are composed of the following (in thousands):


                                           December 28,           December 29,
                                               1997                   1996
                                         ------------------    -----------------

Accrued compensation                        $     2,153           $     1,738
Accrued vacation                                    610                   583
Accrued workers' compensation                       300                   477
Accrued medical benefits                            176                   297
Other                                                84                    84
                                         ------------------    -----------------
                                            $     3,323           $     3,179
                                         ==================    =================

For periods prior to October 1993, the Company utilized a self-insured workers' compensation insurance program. The liability for these claims amounts to approximately $1.0 million and is calculated on a specific case analysis basis which determines the expected cash payment stream associated with each injury.

6. INCOME TAXES:

The Company files a consolidated U.S. federal income tax return with its wholly owned U.S. subsidiaries. The Company does not provide for federal income taxes on unremitted earnings of non-U.S. subsidiaries.

The amounts of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

                                          Year Ended                    Year Ended                   Year Ended
                                      December 28, 1997             December 29, 1996             December 31, 1995
                                   -------------------------    --------------------------    --------------------------
Domestic                                 $      2,807                 $      5,783                $        5,410
Foreign                                         6,639                        5,029                         3,602
                                   -------------------------    --------------------------    --------------------------

Total                                    $      9,446                 $     10,812                $        9,012
                                   =========================    ==========================    ==========================

The provision (benefit) for income taxes consists of the following (in thousands):

                                          Year Ended                     Year Ended                   Year Ended
                                      December 28, 1997             December 29, 1996             December 31, 1995
                                   -------------------------    --------------------------    --------------------------
Current-
  Federal                              $         668                $          11                 $         277
  State                                           74                          248                           231
  Foreign                                      1,884                          732                           791

Deferred-
  Federal                                        113                        1,901                         1,366
  State                                            -                            -                             -
  Foreign                                          -                            -                             -
                                   -------------------------    --------------------------    --------------------------

                                       $       2,739                $       2,892                 $       2,665
                                   =========================    ==========================    ==========================

A reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to income before income taxes and the actual provision for income taxes is as follows (in thousands):

                                  Year Ended                     Year Ended                    Year Ended
                               December 28, 1997             December 29, 1996             December 31, 1995
                             ------------------------     -------------------------     -------------------------
Income tax at U.S.
  federal statutory
  rate                          $       3,212                 $       3,642                $        3,108
State income taxes,
  net of federal
  income tax benefit                       49                           164                           153
Foreign taxes at rates
  other than
  effective U.S. rates                   (382)                         (825)                         (444)
Net (permanent benefits)
  nondeductible charges                   (22)                          (24)                          (99)
Tax credits                                 -                             -                           (14)
Other, net                               (118)                          (65)                          (39)
                             ------------------------     -------------------------     -------------------------

Total provision for
  income taxes                  $       2,739                 $       2,892                $        2,665
                             ========================     =========================     =========================

The sources of deferred income taxes consist of the following (in thousands):

                                   Year Ended                      Year Ended                   Year Ended
                               December 28, 1997             December 29, 1996             December 31, 1995
                             ------------------------     -------------------------     -------------------------
Workers' compensation           $         201                 $          66                 $       1,176
Depreciation                               72                           130                           (14)
OPEB                                      (36)                        1,613                           215
Other, net                               (124)                           92                           (11)
                             ------------------------     -------------------------     -------------------------

                                $         113                 $       1,901                 $       1,366
                             ========================     =========================     =========================

Temporary differences which generate significant portions of the Company's deferred tax assets and liabilities as of December 28, 1997, and December 29, 1996, were (in thousands):

                                           December 28, 1997             December 29, 1996
                                          --------------------------    -------------------------
Postretirement benefits other
  than pensions                               $        (402)                $        (405)
Depreciation                                          3,443                         3,372
Workers' compensation                                  (335)                         (536)
Net operating loss carryforwards                       (964)                       (1,207)
Other, net                                             (501)                         (339)
                                          --------------------------    -------------------------

  Total                                               1,241                           885

Less- Valuation allowance                               964                         1,207
                                          --------------------------    -------------------------

Net deferred tax liability                    $       2,205                 $       2,092
                                          ==========================    =========================

Included in net deferred tax liabilities at December 28, 1997, are unrealized tax benefits amounting to $1.0 million related to net operating loss carryforwards. The realization of these tax benefits is contingent on future taxable net income being generated by certain foreign operations. The life of the carryforwards is determined by various foreign taxation jurisdictions, and will expire over periods ranging from one year to an indefinite period. The Company has recognized a valuation allowance that reduces the carrying value of unrealized net deferred tax benefits relating to net operating loss carryforwards to offset the deferred tax benefits that may not be realized.

7. EMPLOYEE BENEFITS:

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

The accumulated benefit obligation at December 28, 1997, and December 29, 1996, was $33.4 million and $30.1 million, respectively, all of which was fully vested. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.50% in the year ended December 28, 1997, and 7.25% in the year ended December 29, 1996. The expected long-term rate of return on assets was 9.0% for both years. The plan's assets consist primarily of U.S. government obligations, temporary deposits, common stocks and corporate obligations.

The plan's funded status and amounts recognized in the Company's consolidated balance sheets are set forth in the following table (in thousands):

                                                            December 28,             December 29,
                                                                1997                     1996
                                                         --------------------     --------------------
Projected benefit obligation for
  service rendered to date                               $       (33,413)               $ (30,144)
Fair value of plan assets                                         33,089                   30,142
                                                         --------------------     --------------------

Projected benefit obligation in
  excess of plan assets                                             (324)                      (2)
                                                         --------------------     --------------------

Accrued pension liability                                $          (324)               $      (2)
                                                         ====================     ====================

Net pension cost (benefit) included the following components (in thousands):

                                             Year Ended                 Year Ended                Year Ended
                                          December 28, 1997          December 29, 1996         December 31, 1995
                                        ----------------------    ----------------------    ----------------------
Interest cost on
  projected benefit
  obligation                                $      2,100              $      2,083               $    2,151
Actual return on plan
  assets                                          (5,148)                   (2,542)                  (5,664)
Net amortization and
  deferral                                         2,748                       173                    3,678
                                        ----------------------    ----------------------    ----------------------

Net periodic pension
  cost (benefit)                            $       (300)             $       (286)              $      165
                                        ======================    ======================    ======================

The accumulated postretirement benefit obligation related to the former Moonlight operations as of December 28, 1997, and December 29, 1996, is comprised of the following components (in thousands):

                                                                December 28, 1997         December 29, 1996
                                                              ----------------------    ----------------------
Retirees                                                          $      715                $      800
Fully eligible active plan participants                                    -                         -
                                                              ----------------------    ----------------------

Accrued postretirement benefit obligation                                715                       800

Unrecognized prior service cost                                          (73)                      (34)
Unrecognized net gain                                                   (293)                     (296)
                                                              ----------------------    ----------------------

Total accrued postretirement obligation                           $    1,081                $    1,130
                                                              ======================    ======================

On October 31, 1996, the Company negotiated a settlement related to postretirement medical benefits for hourly retirees of its former Moonlight subsidiary. Under the settlement, the Company made a $1.2 million lump-sum payment to the United Steelworkers of America AFL-CIO-CLC (USWA) in exchange for the USWA's release of certain employment and benefit-related claims of the Moonlight hourly retirees for current and future periods, and the assumption by the USWA of the administration of the applicable benefit programs. A noncash gain of approximately $1.9 million resulted from the settlement of liabilities for postretirement medical benefits that had been recorded in the financial statements. The remaining liability as of December 28, 1997, represents postretirement medical benefits of Moonlight's salaried retirees.

The net postretirement benefit cost includes the following components (in thousands):


                                                                      Year Ended               Year Ended
                                                                   December 28, 1997        December 29, 1996
                                                                  --------------------     --------------------
Service costs-
  benefits earned during the period                                   $         -                $       -

Interest cost on accumulated
  postretirement benefit
  obligation                                                                   56                      181

Net amortization                                                              (16)                     (42)
                                                                  --------------------     --------------------

                                                                      $        40                $     139
                                                                  ====================     ====================

This obligation was calculated using the provisions of the medical and life insurance plans together with the relevant actuarial assumptions and health care cost trend rates projected at rates of 7.12% in 1997 through 1998 and declining by approximately 0.375% each year thereafter to 5.25% in 2003 and thereafter. The effect of a rate increase of 1% annually in these assumed cost trends would increase the accumulated postretirement benefit obligation at December 28, 1997, by $56,000 and would have increased the fiscal 1997 postretirement benefit expense by approximately 8.0%. Discount rates of 7.0% and 7.5% were used to determine the 1997 and 1996 net periodic postretirement benefit cost and liability, respectively.

8. STOCK OPTIONS:

In June 1991, the shareholders approved a stock option plan (the 1990 Plan) for employees and others who perform substantial services for the Company covering 600,000 shares of common stock, and subsequently approved the use of an additional 600,000 shares by the 1990 Plan in June 1995. In June 1993, the shareholders approved a stock option plan (the 1993 Plan) for nonemployee directors of the Company, covering 100,000 shares of common stock. The Company accounts for both plans under the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for options granted at fair market value.

Had compensation cost for this plan been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                         1997                  1996                 1995
                                                   -----------------     -----------------     ---------------
Net Income:           As Reported                  $     6,482              $  7,819              $  6,477
                      Pro Forma                          6,224                 7,603                 6,381
Diluted EPS:          As Reported                  $      1.01              $   1.23              $   1.04
                      Pro Forma                           0.97                  1.17                  1.01

The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, as the resulting pro forma compensation cost may not be representative of that to be expected in the future.

The Company's Board of Directors, through its Stock Option and Compensation Committee (the Board) may grant options for up to 1.2 million shares under the 1990 Plan and up to 100,000 shares under the 1993 Plan. The Board has granted options (net of cancellations) for 994,417 shares through December 28, 1997, under the 1990 Plan, and 65,000 shares under the 1993 Plan. Under both plans, the option exercise price equals the stock's market price on date of grant. The 1993 Plan options are exercisable six months from the grant date and expire ten years after the grant. The 1990 Plan options are generally exercisable one year from the grant date in installments over a period of three to four years and expire after ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 1997, 1996 and 1995, respectively: risk-free interest rates of 5.87%, 6.47% and 6.34%; no expected dividend yields; expected lives of 8.0, 6.3 and 6.8 years; expected volatility of 29%, 20% and 20%.

A summary of the status of the Company's stock option plans at December 28, 1997, December 29, 1996, and December 31, 1995, and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                          1997                          1996                           1995
                                -------------------------     --------------------------    ---------------------------
                                              Weighted                       Weighted                       Weighted
                                               Average                        Average                        Average
                                              Exercise                       Exercise                       Exercise
                                 Shares         Price          Shares          Price         Shares           Price
                                ---------    ------------     ----------    ------------    ----------     ------------
Outstanding at beginning
   of year                        629        $    10.36           680       $    9.78           571        $    9.01
Granted                           120             12.84            81           10.95           165            11.23
Exercised                        (110)            10.26          (125)           7.57           (56)            6.31
Forfeited                         (25)             9.55            (7)          10.38             -                -
                                ---------    ------------     ----------    ------------    ----------     ------------
Outstanding at end of year        614             10.88           629           10.36           680             9.78
                                ---------    ------------     ----------    ------------    ----------     ------------
Exercisable at end of year        395             10.26           402           10.03           325             8.96
Weighted average fair value
   of options granted                        $     6.22                     $    4.08                      $    4.30

The 614,426 options outstanding under both plans at December 28, 1997, have exercise prices of between $8.00 and $13.75 per share, with a weighted average exercise price of $10.88 and a weighted average remaining contractual life of
7.1 years. 395,426 of these options are exercisable. The remaining 219,000 options have exercise prices between $10.31 and $12.88, with a weighted average exercise price of $12.02 and a weighted average contractual life of 9.1 years.

9. NATURE OF OPERATIONS AND BUSINESS SEGMENT INFORMATION:

The Company is engaged in one line of business, the production of mushroom spawn and mushrooms. However, the Company markets its products worldwide. Identifiable assets are those assets that are identified with operations in each geographic area. The North American segment consists of the United States, Canada and Mexico. The international business segment is composed primarily of operations in Europe and Australia.

(In Thousands)
                                               ----------------------------------------------------------------------
                                                  North America            International               Total
                                               --------------------     --------------------     --------------------
1997:
  Revenues                                     $       48,544           $       33,016           $       81,560
  Corporate expenses                                    3,760                        -                    3,760
  Income from operations                                4,745                    6,728                   11,473
  Identifiable assets                                  38,316                   55,364                   93,680

1996:
  Revenues                                     $       47,539           $       31,572           $       79,111
  Corporate expenses                                    3,882                        -                    3,882
  Income from operations                                5,707                    4,928                   10,635
  Identifiable assets                                  37,166                   49,746                   86,912

1995:
  Revenues                                     $       47,087           $       28,664           $       75,751
  Corporate expenses                                    3,342                    1,136                    4,478
  Income from operations                                8,369                    3,485                   11,854
  Identifiable assets                                  35,210                   46,574                   81,784

No single customer accounted for 10% or more of Sylvan's sales during the years ended December 28, 1997, December 29, 1996, or December 31, 1995. The majority of the Company's trade accounts receivable are from regional mushroom growers. The remaining portion of the Company's trade accounts receivable is from a number of produce wholesalers in major cities within its marketing regions. Many of these customers are privately held businesses with limited capital resources; however, the Company's bad debt loss experience with these entities compares favorably with the Company's bad debt loss experience with its customer base as a whole.

10. RELATED-PARTY TRANSACTIONS:

During fiscal years 1997 and 1996, a nonemployee director's business interests purchased spawn at fair market value totaling $568,000 and $611,000, respectively; purchased mushrooms at fair market value totaling $14,000 in 1997; and sold mushrooms at fair market value totaling $111,000 in 1996 in trading with the Company's subsidiaries.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                                              1997
                                                                       Three Months Ended
                                                                (In Thousands Except Share Data)
                                     ----------------------------------------------------------------------------------------

                                        March 30,              June 29,             September 28,            December 28,
                                           1997                   1997                     1997                  1997
                                    -----------------    ---------------------   ---------------------    -------------------
Net sales                           $      19,913        $        19,565         $         20,540         $        21,542
Gross profit                                8,414                  8,214                    8,501                   9,176
Net income                                  1,533                  1,338                    1,640                   1,971
Diluted income per share            $        0.24        $          0.21         $           0.26         $          0.30
Diluted weighted average
  number of shares                      6,396,979              6,385,455                6,386,091               6,472,021



                                                                              1996
                                                                       Three Months Ended
                                                                (In Thousands Except Share Data)
                                     ----------------------------------------------------------------------------------------

                                        March 31,               June 30,             September 29,           December 29,
                                           1996                   1996                     1996                  1996
                                    -----------------    ---------------------   ---------------------    -------------------
Net sales                           $      20,137        $        18,730         $         19,728         $        20,516
Gross profit                                8,899                  8,094                    8,232                   8,624
Net income                                  1,862                  1,543                    1,419                   2,995
Diluted income per share            $        0.30        $          0.24         $           0.22         $          0.47
Diluted weighted average
  number of shares                      6,320,306              6,355,114                6,370,163               6,387,221


Basic quarterly average weighted number of shares in the first, second, third and fourth quarters of 1997 were 6,388,006; 6,385,455; 6,367,794 and 6,442,630, respectively. Basic earnings per share were $0.24; $0.21; $0.26 and $0.31, respectively. Comparative basic quarterly average weighted number of shares in 1996 were 6,303,584; 6,332,391; 6,369,713 and 6,372,598, respectively. Basic earnings per share were $0.30; $0.24; $0.22 and $0.47, respectively.

Net income for the three months ended December 29, 1996, includes an aftertax net gain of approximately $1.3 million from the settlement of litigation related to postretirement medical benefits of the Company's former Moonlight subsidiary (see Note 1).

12. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

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

Long-Term Debt

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company is satisfied that the stated value of its variably priced long-term debt approximates fair market value.

Interest Rate Swaps

The fair value of these instruments is based on the difference between the interest rates either received or paid on the notional amount of the underlying liabilities. The calculation of fair value was computed on a net present value basis as if the financial instruments were terminated on the balance sheet date. A relationship spread was developed based on the difference between the three-month LIBOR and quoted three-month treasuries. This spread was added to the quoted treasury yield for the respective maturity period of the financial instruments and used to compute the net present value. The negative or positive fair value is an estimate of the amounts that the Company would either pay or receive to cancel the contracts outstanding at the balance sheet date. The instruments have no carrying value and had fair value deficits of $34,000 and $98,000 as of December 28, 1997, and December 29, 1996, respectively.

                                                                   Schedule II

                  SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                       VALUATION AND QUALIFYING ACCOUNTS

           FOR THE YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996,

                             AND DECEMBER 31, 1995

                                 (In Thousands)



                                            ----------Additions-----------
                          Balance at        Charged to                             Deductions                           Balance
                           Beginning         Costs and                                   from                            at End
Description                of Period          Expenses          Recoveries       Reserves (a)          Other (b)      of Period
--------------------------------------------------------------------------------------------------------------------------------
Year ended
  December 28, 1997 -
  Allowance for
  doubtful accounts           $1,031              $356                  $0              ($418) (c)         ($157)          $812
                             =======             =====                 ===             ======             ======          ====


Year ended
  December 29, 1996 -
  Allowance for
  doubtful accounts           $1,088              $108                 $11              ($120)              ($56)        $1,031
                             =======             =====                ====             ======              =====        ======


Year ended
  December 31, 1995 -
  Allowance for
  doubtful accounts             $954               $81                $117               ($77)               $13         $1,088
                               =====              ====               =====              =====               ====        ======

-------------------------------------
   (a) Represents uncollected accounts charged against the allowance.
   (b) Represents the effect of currency translation adjustments.
   (c) Includes $268,000 set-off against related unrecoverable French trade receivables.

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Shareholders of Sylvan Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Sylvan Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                /s/ ARTHUR ANDERSEN LLP
                                                --------------------------
                                                Arthur Andersen LLP


Pittsburgh, Pennsylvania,
    February 6, 1998