Form 10-Q
period 1998-03-29
SYLVAN INC
filed 1998-05-05
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED MARCH 29, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-18339


                                   SYLVAN INC.
             (Exact name of registrant as specified in its charter)


             NEVADA                                       25-1603408
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

333 MAIN STREET, P.O. BOX 249, SAXONBURG, PA              16056-0249
  (Address of principal executive offices)                (Zip Code)

                                 (724) 352-7520
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                     No
                      ---------                    --------




 Number of shares of Common Stock outstanding as of May 1, 1998........6,463,844

                          SYLVAN INC. AND SUBSIDIARIES

                                                        INDEX
                                                                                                                Page No.
                                                                                                                --------
Part I - FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Balance Sheets
                   March 29, 1998 and December 28, 1997...........................................................3

                   Condensed Consolidated Statements of Income, Three Months
                   Ended March 29, 1998 and March 30, 1997........................................................5

                   Condensed Consolidated Statements of Cash Flows, Three
                   Months Ended March 29, 1998 and March 30, 1997.................................................6

                   Notes to Condensed Consolidated Financial Statements
                   March 29, 1998.................................................................................7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................11


Part II - OTHER INFORMATION

         Item 1.   Legal Proceedings 14

         Item 6.   Exhibits and Reports on Form 8-K..............................................................14

Item 1. - Financial Statements


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          Sylvan Inc. and Subsidiaries
                                 (In Thousands)


                                                                 March 29, 1998               December 28, 1997
                                                                 --------------               -----------------
                                                                   (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                           $  5,471                        $  5,567
   Trade accounts receivable, net of allowance
      for doubtful accounts of $546 and $812, respectively               13,189                          13,435
   Inventories                                                            9,621                           8,723
   Deferred income tax benefit                                              686                             686
   Prepaid expenses and other current assets                              2,318                           1,792
----------------------------------------------------------------------------------------------------------------

      Total current assets                                               31,285                          30,203

Property, plant and equipment, net                                       47,336                          47,628

Intangible assets, net of accumulated amortization
   of $2,743 and $2,647, respectively                                    11,135                          11,466

Other assets, net of accumulated amortization
   of $1,536 and $1,473, respectively                                     3,828                           4,383
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 93,584                        $ 93,680
================================================================================================================



   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          Sylvan Inc. and Subsidiaries
                        (In Thousands Except Share Data)


                                                                             March 29, 1998              December 28, 1997
                                                                             --------------              -----------------
                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                                                        $  5,239                       $  5,643
   Current portion of long-term debt                                                    467                            448
   Accrued salaries, wages and other employee benefits                                2,710                          3,323
   Accrued interest                                                                     176                            300
   Other accrued liabilities                                                          3,868                          3,550
---------------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                      12,460                         13,264
---------------------------------------------------------------------------------------------------------------------------

Long-term and revolving term debt                                                    32,207                         32,690
---------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Postretirement medical benefits                                                      971                          1,037
   Other employee benefits                                                              619                            730
   Other                                                                              1,046                          1,054
---------------------------------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                               2,636                          2,821
---------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                       936                            914

SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares
     authorized, 6,599,784 and 6,589,784 shares issued and
     6,454,244 and 6,449,344 shares outstanding
     at March 29, 1998 and December 28, 1997, respectively                                7                              7
   Common capital contributed in excess of par                                       15,740                         15,638
   Retained earnings                                                                 37,253                         35,320
   Less:  Treasury stock, at cost, 145,540 and 140,440 shares
     at March 29, 1998 and December 28, 1997, respectively                             (855)                          (792)
                                                                                ------------                    -----------
                                                                                     52,145                         50,173

   Cumulative translation adjustment                                                 (3,650)                        (3,032)
   Pension adjustment                                                                (3,150)                        (3,150)
---------------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income                                               (6,800)                        (6,182)
---------------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                     45,345                         43,991
---------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 93,584                       $ 93,680
===========================================================================================================================



   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                          Sylvan Inc. and Subsidiaries
                   (Unaudited, In Thousands Except Share Data)


                                                        -------------- Three Months Ended --------------
                                                        March 29, 1998                    March 30, 1997
                                                        --------------                    --------------
NET SALES                                                     $ 21,988                          $ 19,913
---------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                12,459                            11,499
   Selling, administration, research and development             4,915                             4,660
   Depreciation                                                  1,228                             1,103
---------------------------------------------------------------------------------------------------------
                                                                18,602                            17,262
---------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                 3,386                             2,651

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                            528                               500

OTHER (EXPENSE) INCOME                                              (2)                               34
---------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                       2,856                             2,185

PROVISION FOR INCOME TAXES                                         900                               626
---------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                          1,956                             1,559

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                       23                                26
---------------------------------------------------------------------------------------------------------


NET INCOME                                                    $  1,933                          $  1,533
=========================================================================================================


NET INCOME PER SHARE - DILUTED                                $   0.30                          $   0.24
=========================================================================================================


NET INCOME PER SHARE - BASIC                                  $   0.30                          $   0.24
=========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES (See Note 1)                     6,539,391                         6,396,979
=========================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES (See Note 1)                                6,450,771                         6,388,006
=========================================================================================================



   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Sylvan Inc. and Subsidiaries
                            (Unaudited, In Thousands)

                                                                      ------- Three Months Ended --------
                                                                      March 29, 1998       March 30, 1997
                                                                      --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  1,933             $  1,533
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                          1,386                1,255
        Deferred income taxes                                                    (19)                 (48)
        Noncash interest cost of employee benefits                              (125)                 (41)
        Net gain on sale of assets                                                 0                   (7)
        Trade accounts receivable                                                246                  715
        Inventories                                                             (898)                (484)
        Prepaid expenses and other assets                                        201                1,386
        Accounts payable and accrued liabilities                                (456)              (1,668)
        Postretirement medical and other employee benefits                      (665)                (916)
        Income taxes payable                                                     255                  212
        Minority interest                                                         23                   66
--------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                          1,881                2,003
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net expenditures for property, plant and equipment                         (1,293)              (1,888)
--------------------------------------------------------------------------------------------------------------

           Net cash used in investing activities                              (1,293)              (1,888)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                         (116)                (118)
   Net (repayments) borrowings  under revolving credit line                     (217)               1,420
   Common stock transactions, net                                                 40                  175
--------------------------------------------------------------------------------------------------------------

           Net cash (used in) provided by  financing activities                 (293)               1,477
--------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                (391)              (1,252)
--------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (96)                 340

CASH AND CASH EQUIVALENTS, beginning of period                                 5,567                4,220
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                    $  5,471             $  4,560
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                            $  1,063             $    513
   Income taxes paid                                                             647                  315



   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          Sylvan Inc. and Subsidiaries
                                 March 29, 1998
                                   (Unaudited)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      General

      These condensed consolidated financial statements of Sylvan Inc. (the Company) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders and its Form 10-K for the year ended December 28, 1997.

      Cash

      The Company maintains a cash balance of approximately $3.3 million with a U.S. bank in support of a letter of credit issued to a European bank. This balance is reported under "Other Assets."

      Inventories

      Inventories at March 29, 1998 and December 28, 1997 consisted of the following (in thousands):

                                                    March 29, 1998           December 28, 1997
                                                    --------------          ------------------
         Growing crops and compost material              $4,119                     $3,757
         Stores and other supplies                        1,694                      2,023
         Mushrooms and spawn on hand                      3,808                      2,943
                                                         ------                     ------
                                                         $9,621                     $8,723
                                                         ======                     ======

      Earnings Per Common Share

      Earnings per share for the three months ended March 29, 1998 and March 30, 1997 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1990 and 1993 Stock Option Plans, options for a total of 1,056,417 shares of the Company's common stock have been granted and options for a total of 454,991 of these shares have been exercised as of March 29, 1998.

      The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended March 29, 1998 and March 30, 1997.

                                                            Three Months Ended
                                                March 29, 1998                  March 30,1997
                                                --------------                  -------------
      Net income (in thousands)                      $1,933                          $1,533
                                                     ======                          ======

      Earnings per common share - diluted            $ 0.30                          $ 0.24
      Earnings per common share - basic              $ 0.30                          $ 0.24
                                                     ======                          ======

      Common shares - basic                       6,450,771                       6,388,006
      Effect of dilutive securities:
           Stock options                             88,620                           8,973
                                                  ---------                       ---------
      Common shares - diluted                     6,539,391                       6,396,979
                                                  =========                       =========

      At March 30, 1997, options to purchase approximately 412,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the period. There were no shares excluded at March 29, 1998.

      Recent Pronouncements

      In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, to the extent practicable; requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis; and eliminates certain disclosures. SFAS No. 132 will be effective for the Company's financial statements for the year ended January 3, 1999.

      Reclassifications

      Certain reclassifications have been made to the prior-year condensed consolidated financial statements to conform to the current-year presentation.

2.    CONTINGENT LIABILITIES:

      Certain of the Company's subsidiaries are self-insured for claims filed under Pennsylvania workers' compensation laws. Workers' compensation claims for medical and lost wages in excess of $350,000 are covered by an insurance policy.

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

4.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The Company has a Revolving Credit Agreement (the Agreement) with a commercial bank dated June 1, 1996. It provides for revolving credit loans on which the aggregate outstanding balance available to the Company may not initially exceed $45.0 million, but this aggregate outstanding balance will decline over the life of the Agreement as follows:

                                                     Maximum Aggregate
                Period Beginning                    Outstanding Balance
                ----------------                    -------------------
                  June 1, 1996                         $45.0 million
                  June 1, 1998                          40.0 million
                  June 1, 1999                          35.0 million
                  June 1, 2001                          25.0 million
                  June 1, 2002                          20.0 million

      Outstanding borrowings under the Agreement bear interest at either the Prime Rate or LIBOR (plus the applicable margin) at the Company's option. On March 29, 1998, the Company had outstanding borrowings under the Agreement of $27.7 million. The revolving credit loans mature on May 31, 2003.

      The Agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Spending for capital projects and payment of dividends are subject to annual limitations. The Company has pledged to the lending banks a security interest in the capital stock of its subsidiaries.

      The Company has two interest rate swap agreements which apply to $10.0 million of the Company's total long-term debt. The Company agreed to pay a fixed interest rate over the life of the agreements of 6.08% and 6.03% plus the applicable margin. The balance of long-term debt is subject to variable interest rate pricing.

      The Company has a French franc denominated loan of $2.4 million. Interest is payable based on a formula that utilizes a Paris Interbank Offered Rate plus the applicable margin. Repayment is due in January 2000. This loan is supported by a letter of credit.

      The Company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At March 29, 1998, term loans amounting to 4.2 million Dutch guilders (approximately $2.0 million) were outstanding under this agreement.

5.    COMPREHENSIVE INCOME:

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the quarter ended March 29, 1998. This accounting standard requires the reporting of all changes in the equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Prior to the issuance of this standard, some of those changes in equity were displayed in the income statement, while others were included directly in balances within a separate component of equity in a statement of financial position.


                                                                          Three Months Ended
                                                               March 29, 1998           March 30, 1997
                                                               --------------           --------------
                                                                       (unaudited, in thousands)
      Net income                                                  $1,933                    $1,533
      Other comprehensive income:
           Foreign currency translation adjustment                  (618)                   (2,223)
                                                                  ------                    ------
      Comprehensive income (loss)                                 $1,315                    $ (690)
                                                                  ======                    ======

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          Sylvan Inc. and Subsidiaries


RESULTS OF OPERATIONS (Three Months Ended March 29, 1998 and March 30, 1997)

Net Sales

Sales for the first quarter of 1998 were $22.0 million, 10% higher than the first quarter of 1997. Spawn sales volume, measured in units, increased by 3%, with a 12% increase in Europe and an 8% decrease in the Americas. Growth was especially strong in Hungary, Turkey, Poland, Russia and various countries of the former Soviet Union. The local currency selling prices increased in Hungary, Poland and Turkey, while those in the remaining European markets did not change from the first quarter of 1997. Market penetration continues to be strong in Australia, where we now supply almost the entire noncaptive spawn market. The European realized selling price, as expressed in U.S. dollars, was 5% lower than the corresponding 1997 period, reflecting the adverse effect of the stronger U.S. dollar. Spawn selling prices in the Americas were 1% lower than in the first quarter of 1997. North American mushroom revenues increased by 12% on a 9% increase in total pounds sold and a 3% increase in the average selling price per pound. The percentage of mushrooms sold through the fresh channel was 94% for the first quarter of 1998, an improvement from the 92% recorded for the first quarter of 1997.

Sales outside the United States were 46% of total sales for the current quarter, as compared with 43% for the corresponding 1997 quarter. Sales of fresh mushrooms accounted for 37% of total sales, the same as in the first quarter of 1997. Sales of agricultural chemicals, compost nutritional supplements and other products increased by 86% when compared with the first quarter of 1997.

Operating Costs and Expenses

Cost of sales was $12.5 million, or 56.7% of sales, for the first quarter of 1998, as compared with $11.5 million, or 57.7% of sales, for the corresponding 1997 period. Efficiency improvements at the Quincy Farms operation contributed a 0.9% improvement in the cost of sales percentage. European spawn operations benefited from increased production levels, which decreased the fixed-cost component on a per-unit basis. U.S. spawn operations were adversely affected by production levels which were lower than in the first quarter of 1997.

Selling, general, administration, and research and development costs for the current quarter were $4.9 million, or 22.4% of sales, as compared with $4.7 million, or 23.4% of sales, for the first quarter of 1997. The addition of the recently acquired French subsidiary resulted in increased selling expenses, which were partially offset by the translation effect of the stronger U.S. dollar. Depreciation expense was $1.2 million, or $125,000 higher than in the first quarter of 1997, reflecting the $7.6 million of capital expenditures in 1997.

Interest Expense

The Company's net interest expense for the first quarter of 1998 was $528,000, or 6% higher than the corresponding 1997 quarter. The effective borrowing rate was 6.9% as compared to the 7.4% rate recorded for the first quarter of 1997. Increased base borrowing levels were partially offset by the lower borrowing rate.

Income Tax Expense

The effective income tax rate in the first quarter of 1998 was 32%, as compared with 29% in the corresponding 1997 quarter. This increase reflects the higher proportion of the Company's total taxable income derived from North American operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first quarter of 1998 was $1.9 million, as compared with $2.0 million for the first quarter of 1997. Working capital increases exceeded cash flow improvements from net income and depreciation and amortization. Inventories required $898,000 of the current quarter's cash flow, as inventory levels were increased in Europe to support increasing sales. Trade accounts receivable provided $246,000 of cash flow, with improvements in North American receivables. Prepaid expenses and other assets contributed $201,000 to operating cash flow, as compared with $1.4 million for the first quarter of 1997. Accounts payable and accrued liabilities used $456,000 in operating cash flow, $1.2 million less than the corresponding 1997 period. Workers' compensation payments were $111,000 for the current period, down from the $173,000 recorded for the corresponding 1997 quarter. The U.S. dollar strengthened by approximately 3% during the current quarter, when measured in terms of the Company's major foreign currencies.

Capital expenditures for the first quarter of 1998 totaled $1.3 million, compared with $1.9 million for the first quarter of 1997. Significant projects included the completion of an additional spawn growing room at the Company's Netherlands facility, the computerization of the inoculum blender in Pennsylvania and the construction of a new inoculum facility in France. Replacement capital expenditures were approximately 50% of total capital expenditures. Total capital expenditures for 1998 are expected to be in the $7 million to $10 million range. The Company believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the Company's $45.0 million revolving credit arrangement was $17.3 million as of March 29, 1998. The arrangement provides for a reduction of the total credit amount over a four year period, with the first reduction to $40.0 million effective June 1, 1998. Term debt and revolving credit obligations decreased by $0.5 million for the first quarter of 1998, compared with a $0.9 million increase in the first quarter of 1997. The amendment to the Company's revolving credit arrangement, which permits the Company to repurchase its common shares up to $6.0 million in value, will expire May 14, 1998. Transactions under the Company's stock repurchase plan totaled $62,000 for the first quarter of 1998.

Forward-Looking and Cautionary Statements

From time to time in this report, particularly in the Liquidity and Capital Resources section, references are made to expectations regarding future performance of the Company. These "forward-looking statements" are based on currently available competitive, financial and economic data and the Company's operating plans, but they are inherently uncertain. Investors must recognize that events could turn out to be significantly different from what is expected, depending upon such factors as pricing or product initiatives of the Company's competitors, changes in currency and exchange risks, or changes in a specific country's or region's political or economic conditions.

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



Date:                                   SYLVAN INC.
      -----------------------

                                        By:      /s/ DONALD A. SMITH
                                           -------------------------------------
                                                 Donald A. Smith
                                                 Corporate Controller
                                                 (principal financial officer
                                                 and chief accounting officer)


                                        By:      /s/ FRED Y. BENNITT
                                           -------------------------------------
                                                 Fred Y. Bennitt
                                                 Secretary/Treasurer