Form 10-Q
period 1998-06-28
SYLVAN INC
filed 1998-08-03
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 28, 1998

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

                   Yes  X                              No
                      -----                              -----

  Number of shares of common stock outstanding as of July 31, 1998... 6,452,333

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX


                                                                                                              Page No.
                                                                                                              --------
Part I - FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Balance Sheets
                   June 28, 1998 and December 28, 1997............................................................3

                   Condensed Consolidated Statements of Income, Three Months
                   Ended June 28, 1998 and June 29, 1997..........................................................5

                   Condensed Consolidated Statements of Income, Six Months
                   Ended June 28, 1998 and June 29, 1997..........................................................6

                   Condensed Consolidated Statements of Cash Flows, Six
                   Months Ended June 28, 1998 and June 29, 1997...................................................7

                   Notes to Condensed Consolidated Financial Statements
                   June 28, 1998  ................................................................................8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................12


Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings .............................................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders............................................15

         Item 6.  Exhibits and Reports on Form 8-K...............................................................15

Item 1. - Financial Statements

--------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                          Sylvan Inc. and Subsidiaries
                                 (In Thousands)


                                                                 June 28, 1998         December 28, 1997
                                                                 -------------         -----------------
                                                                  (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                        $  4,863               $  5,567
   Trade accounts receivable, net of allowance
      for doubtful accounts of $708 and $812, respectively            10,923                 13,435
   Inventories                                                        10,066                  8,723
   Deferred income tax benefit                                           856                    686
   Prepaid expenses and other current assets                           3,131                  1,792
----------------------------------------------------------------------------------------------------

      Total current assets                                            29,839                 30,203

Property, plant and equipment, net                                    50,247                 47,628

Intangible assets, net of accumulated amortization
   of $2,840 and $2,647, respectively                                 11,955                 11,466

Other assets, net of accumulated amortization
   of $1,621 and $1,473, respectively                                  3,833                  4,383
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $ 95,874               $ 93,680
====================================================================================================



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                          Sylvan Inc. and Subsidiaries
                        (In Thousands Except Share Data)


                                                                   June 28, 1998        December 28, 1997
                                                                   -------------        -----------------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                                          $  4,855               $  5,643
   Current portion of long-term debt                                      789                    448
   Accrued salaries, wages and other employee benefits                  2,993                  3,323
   Accrued interest                                                       165                    300
   Other accrued liabilities                                            4,458                  3,550
-----------------------------------------------------------------------------------------------------

      Total current liabilities                                        13,260                 13,264
-----------------------------------------------------------------------------------------------------

Long-term and revolving term debt                                      31,841                 32,690
-----------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Postretirement medical benefits                                      1,193                  1,037
   Other employee benefits                                                436                    730
   Other                                                                1,146                  1,054
-----------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                 2,775                  2,821
-----------------------------------------------------------------------------------------------------

Minority interest                                                       1,138                    914

SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares
     authorized, 6,618,714 and 6,589,784 shares issued and
     6,458,749 and 6,449,344 shares outstanding at June 28,
     1998 and December 28, 1997, respectively                               7                      7
   Common capital contributed in excess of par                         15,935                 15,638
   Retained earnings                                                   38,733                 35,320
   Less: Treasury stock, at cost, 159,965 and 140,440 shares
     at June 28, 1998 and December 28, 1997, respectively              (1,073)                  (792)
                                                                      -------                -------
                                                                       53,602                 50,173

   Cumulative translation adjustment                                   (3,592)                (3,032)
   Pension adjustment                                                  (3,150)                (3,150)
-----------------------------------------------------------------------------------------------------

Accumulated other comprehensive income                                 (6,742)                (6,182)
-----------------------------------------------------------------------------------------------------

      Total shareholders' equity                                       46,860                 43,991
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 95,874               $ 93,680
=====================================================================================================



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, In Thousands Except Share Data)


                                                             ----- Three Months Ended -----
                                                             June 28, 1998    June 29, 1997
                                                             -------------    -------------

NET SALES                                                      $ 20,971         $ 19,565
-----------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES:
   Cost of sales                                                 12,206           11,351
   Selling, administration, research and development              4,839            4,557
   Depreciation                                                   1,262            1,131
-----------------------------------------------------------------------------------------
                                                                 18,307           17,039
-----------------------------------------------------------------------------------------

OPERATING INCOME                                                  2,664            2,526

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                             534              511

OTHER INCOME (EXPENSE)                                              (38)             (46)
-----------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                        2,092            1,969

PROVISION FOR INCOME TAXES                                          535              562
-----------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                           1,557            1,407

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                        77               69
-----------------------------------------------------------------------------------------


NET INCOME                                                      $ 1,480          $ 1,338
=========================================================================================


NET INCOME PER SHARE - DILUTED                                  $  0.23          $  0.21
=========================================================================================


NET INCOME PER SHARE - BASIC                                    $  0.23          $  0.21
=========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES (See Note 1)                      6,575,834        6,385,455
=========================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES (See Note 1)                                 6,460,989        6,385,455
=========================================================================================



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, In Thousands Except Share Data)


                                                             ------- Six Months Ended -----
                                                             June 28, 1998    June 29, 1997
                                                             -------------    -------------
NET SALES                                                      $ 42,959         $ 39,478
-----------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                 24,665           22,850
   Selling, administration, research and development              9,755            9,217
   Depreciation                                                   2,490            2,234
-----------------------------------------------------------------------------------------
                                                                 36,910           34,301
-----------------------------------------------------------------------------------------

OPERATING INCOME                                                  6,049            5,177

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                           1,062            1,010

OTHER INCOME (EXPENSE)                                              (39)             (13)
-----------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                        4,948            4,154

PROVISION FOR INCOME TAXES                                        1,435            1,188
-----------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                           3,513            2,966

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                        99               95
-----------------------------------------------------------------------------------------


NET INCOME                                                     $  3,414         $  2,871
=========================================================================================


NET INCOME PER SHARE - DILUTED                                 $   0.52         $   0.45
=========================================================================================


NET INCOME PER SHARE - BASIC                                   $   0.53         $   0.45
=========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES (See Note 1)                      6,557,142        6,387,952
=========================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES (See Note 1)                                 6,455,880        6,386,730
=========================================================================================


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, In Thousands)

                                                                      ------ Six Months Ended -----
                                                                      June 28, 1998   June 29, 1997
                                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  3,414        $  2,871
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                      2,831           2,560
        Deferred income taxes                                                 10             (74)
        Noncash interest cost of employee benefits                          (221)            (82)
        Net gain on sale of assets                                           (13)             (5)
        Trade accounts receivable                                          3,027             426
        Inventories                                                       (1,155)           (493)
        Prepaid expenses and other assets                                   (754)          1,240
        Accounts payable and accrued liabilities                          (2,000)         (1,194)
        Postretirement medical and other employee benefits                  (596)           (966)
        Income taxes payable                                                 582             598
        Minority interest                                                     99             170
-------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                     (5,224)          5,051
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisition, net of cash acquired                          (1,619)              0
   Net expenditures for property, plant and equipment                     (2,808)         (4,627)
-------------------------------------------------------------------------------------------------

           Net cash used in investing activities                          (4,427)         (4,627)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                     (242)           (200)
   Net (repayments) borrowings under revolving credit line                (1,026)          1,163
   Common stock transactions, net                                             16            (135)
-------------------------------------------------------------------------------------------------

           Net cash (used in) provided by financing activities            (1,252)            828
-------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                            (249)         (1,856)
-------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (704)           (604)
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period                             5,567           4,220
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                $  4,863        $  3,616
=================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                        $  1,582        $  1,158
   Income taxes paid                                                       1,332           1,081

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
The Company purchased 90% of the capital stock of International Mushrooms Limited (an Irish corporation) for 3,230,968 Dutch guilders (approximately $1.6 million). In conjunction with this acquisition, liabilities were assumed as follows:

   Fair value of assets acquired                                        $  4,492
   Cash paid for the capital stock                                        (1,619)
                                                                     ------------
         Liabilities assumed                                            $  2,873
                                                                     ============


   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                                  June 28, 1998
                                   (Unaudited)


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

      Cash

      The Company maintains a cash balance of approximately $2.5 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Assets."

      Inventories

      Inventories at June 28, 1998 and December 28, 1997 consisted of the following (in thousands):


                                                        June 28, 1998            December 28, 1997
                                                       --------------            -----------------
          Growing crops and compost material              $ 4,928                     $ 3,757
          Stores and other supplies                         1,795                       2,023
          Mushrooms and spawn on hand                       3,343                       2,943
                                                          -------                       -----
                                                          $10,066                     $ 8,723
                                                          =======                     =======


      Earnings Per Common Share

      Earnings per share for the three months and six months ended June 28, 1998 and June 29, 1997 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1990 and 1993 Stock Option Plans, options for a total of 1,149,417 shares of the Company's common stock have been granted and options for a total of 473,921 of these shares have been exercised as of June 28, 1998.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three months and six months ended June 28, 1998 and June 29, 1997.

                                                                             Three Months Ended
                                                                June 28, 1998                   June 29, 1997
                                                                -------------                   -------------
      Net income (in thousands)                                     $1,480                          $1,338
                                                                    ======                          ======

      Earnings per common share - diluted                           $ 0.23                          $ 0.21
      Earnings per common share - basic                             $ 0.23                          $ 0.21
                                                                    ======                         =======

      Common shares - basic                                      6,460,989                       6,385,455
      Effect of dilutive securities:
           Stock options                                           114,845                               0
                                                                 ---------                       ---------
      Common shares - diluted                                    6,575,834                       6,385,455
                                                                 =========                       =========


                                                                               Six Months Ended
                                                                June 28, 1998                   June 29,1997
                                                                -------------                   ------------
      Net income (in thousands)                                     $3,414                          $2,871
                                                                    ======                          ======

      Earnings per common share - diluted                           $ 0.52                          $ 0.45
      Earnings per common share - basic                             $ 0.53                          $ 0.45
                                                                    ======                          ======

      Common shares - basic                                      6,455,880                       6,386,730
      Effect of dilutive securities:
           Stock options                                           101,262                           1,222
                                                                 ---------                       ---------
      Common shares - diluted                                    6,557,142                       6,387,952
                                                                 =========                       =========


      For the quarter ended June 29, 1997, and for the six-month periods ended June 28, 1998 and June 29, 1997, options to purchase approximately 427,000, 88,000 and 90,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common shares for the periods.

      Recent Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 will be effective for all fiscal quarters and fiscal years beginning after June 15, 1999.

      In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises an employer's disclosure requirements about pension and other postretirement benefit plans, but does not change the valuation or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable; requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis; and eliminates certain disclosure requirements. SFAS No. 132 will be effective for the Company's financial statements for the year ended January 3, 1999.

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

4.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The Company has a Revolving Credit Agreement (the Agreement) with a commercial bank dated June 1, 1996. It provides for revolving credit loans on which the aggregate outstanding balance available to the Company may not initially exceed $45.0 million, but this aggregate outstanding balance will decline over the life of the Agreement as follows:

                                                       Maximum Aggregate
                  Year Beginning                       Outstanding Balance
                  --------------                       -------------------
                   June 1, 1996                          $45.0 million
                   June 1, 1998                           40.0 million
                   June 1, 1999                           35.0 million
                   June 1, 2001                           25.0 million
                   June 1, 2002                           20.0 million

      Outstanding borrowings under the Agreement bear interest at either the Prime Rate or LIBOR (plus the applicable margin) at the Company's option. On June 28, 1998, the Company had outstanding borrowings under the Agreement of $26.6 million. The revolving credit loans mature on May 31, 2003.

      The Agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Spending for capital projects and paying dividends are subject to annual limitations. The Company has pledged to the lending banks a security interest in the capital stock of its subsidiaries.

      The Company has two interest rate swap agreements which apply to $10.0 million of the Company's total long-term debt. The Company agreed to pay a fixed interest rate over the life of the agreements of 6.08% and 6.03% plus the applicable margin. The balance of long-term debt is subject to variable interest rate pricing.

      The Company has a French franc denominated loan of $2.5 million. Interest is payable based on a formula that utilizes a Paris Interbank Offered Rate plus the applicable margin. Repayment is due in January 2000. This loan is supported by a compensating cash balance maintained in a U.S. bank.

      The Company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At June 28, 1998, term loans amounting to 4.0 million Dutch guilders (approximately $2.0 million) were outstanding under this agreement.

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

                                                                              Three Months Ended
                                                                    June 28, 1998            June 29, 1997
                                                                    -------------            -------------
                                                                           (unaudited, in thousands)
      Net income                                                       $1,480                    $1,338
      Other comprehensive income:
           Foreign currency translation adjustment                        236                    (1,020)
                                                                       ------                    ------
      Comprehensive income                                             $1,716                    $  318
                                                                       ======                    ======


                                                                               Six Months Ended
                                                                  June 28, 1998              June 29, 1997
                                                                  -------------              -------------
                                                                           (unaudited, in thousands)
      Net income                                                       $3,414                   $ 2,871
      Other comprehensive income:
           Foreign currency translation adjustment                       (382)                   (3,243)
                                                                       ------                   -------
      Comprehensive income (loss)                                      $3,032                   $  (372)
                                                                       ======                   =======

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          Sylvan Inc. and Subsidiaries

RESULTS OF OPERATIONS (Three Months Ended June 28, 1998 and June 29, 1997)

Net Sales

Net sales for the three months ended June 28, 1998 were $21.0 million, a 7% improvement over the second quarter of 1997. Spawn sales volume, measured in units, increased by 3% with a 12% increase in Europe. The American spawn sales volume decreased by 8% with continued lower demand in the United States and Canada. The local currency unit selling prices were essentially unchanged in Europe, while a mid-quarter price increase in the United States increased the average selling price in the Americas by 1%. Sales of nutritional supplements and disease-control agents increased by 74% over the corresponding 1997 quarter. The French acquisition in December 1997 accounts for most of this increase. North American mushroom revenues decreased by 1% on a 3% decrease in the average selling price and a 2% increase in total pounds sold. The percentage of mushrooms sold through the fresh channel was 89% for the current quarter, 6% lower than the 95% for the second quarter of 1997. This percentage will fluctuate with variations in quality, availability of supply and competitive market practices. Fresh mushroom sales accounted for 36% of total sales, down from 39% for the second quarter of 1997. Sales outside the United States were 47% of total sales for the quarter ended June 28, 1998, as compared with 44% for the corresponding 1997 quarter.

Operating Costs and Expenses

Cost of sales was $12.2 million, or 58.2% of sales, for the current quarter, as compared with $11.4 million, or 58.0% of sales, for the corresponding 1997 quarter. Increased European spawn production levels, which decreased the fixed costs component on a per-unit basis, were offset by decreased production levels in the United States. Selling, general, administrative, and research and development costs continue to trend lower as a percent of sales. The second quarter costs were $4.8 million, or 23.1% of sales, as compared with $4.6 million, or 23.3% of sales, for the corresponding 1997 quarter. Depreciation expense was $1.3 million, or $131,000 higher than the second quarter of 1997.

Interest Expense

The Company's net interest expense for the second quarter of 1998 was $534,000, or 5% higher than the corresponding 1997 quarter. The effective borrowing rate for the current quarter was 6.8%, as compared with 7.5% for the second quarter of 1997. Increased base borrowing was partially offset by the lower effective borrowing rate.

Income Tax Expense

The effective income tax rate was 26% in the current quarter, as compared with 29% in the corresponding 1997 quarter. This decrease reflects a lower proportion of the Company's total taxable income derived from North American operations.

RESULTS OF OPERATIONS (Six Months Ended June 28, 1998 and June 29, 1997)

Net Sales

Net sales for the six months ended June 28, 1998 were $43.0 million, or 9% higher than the corresponding 1997 period. Spawn sales volume, measured in units, increased by 3%, with a 12% increase in Europe and an 8% decrease in the Americas. Lower volume sales in the United States and Canada account for the American decrease. The local currency unit selling prices were essentially unchanged in both the European and American markets. Overall realized selling prices were 2% lower due to the currency translation effect of the stronger U.S. dollar. Sales of nutritional supplements and disease-control agents increased by 87% over the corresponding 1997 period, with the December 1997 French acquisition accounting for most of the increase. North American mushroom revenues were 6% higher on a 5% increase in total pounds sold. The percentage of mushrooms sold through the fresh channel was 92%, 2% lower than the 94% for the corresponding 1997 period. Fresh mushroom sales accounted for 37% of total sales, down from 38% for the 1997 period.

Operating Costs and Expenses

Cost of sales was 57.4% of sales for the six months ended June 28, 1998, as compared with 57.9% of sales for the corresponding 1997 period. European spawn production levels increased, which decreased the fixed costs component on a per-unit basis. American production levels decreased, which conversely increased the fixed cost component on a per-unit basis. Selling, general, administrative, and research and development costs were 22.7% of sales, as compared with 23.3% of sales for the corresponding 1997 period. Depreciation expense increased by $256,000 to $2.5 million for the current six-month period.

Interest Expense

Net interest expense for the six months ended June 28, 1998 was $1.1 million, or $52,000 higher than the corresponding 1997 period. The effective borrowing rate was 6.9%, compared with 7.4% for the 1997 period. Increased base borrowing was partially offset by the lower effective borrowing rate.

Income Tax Expense

The effective income tax rate for the current six-month period and for the corresponding 1997 period was 29%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 28, 1998 was $5.2 million, an increase of $0.2 million over the six months ended June 29, 1997. Net trade accounts receivable decreased, contributing $3.0 million to net cash flow, as compared with a contribution of $0.4 million in the 1997 period. The majority of the net decrease resulted from the collection of trade receivables by a recently acquired French subsidiary. Inventory levels increased by $1.2 million in 1998, compared with an increase of $0.5 million in 1997. Inventory levels increased significantly in the North American spawn business and increased slightly in overseas operations, consistent with expected seasonal trends. Prepaid expenses and other assets increased by $0.8 million in 1998, compared with a decrease of $1.2 million in 1997. North American prepaid expenses increased, but were slightly offset by a decrease in assets denominated in French francs, as the U.S. dollar continued to strengthen against major trading currencies. Accounts payable and accrued liabilities decreased by $2.0 million in 1998, compared with a decrease of $1.2 million in 1997. Most of the net decrease in 1998 resulted from the settlement of trade payables in a recently acquired French subsidiary. Cash expenditures relating to workers' compensation liabilities were $0.4 million in the 1998 period, compared with $0.2 million in the six months ended June 29, 1997.

Capital expenditures in the six months ended June 28, 1998 amounted to $2.8 million, compared with $4.6 million in the 1997 six-month period. Significant capital projects undertaken so far in 1998 include the completion of an additional spawn growing room at the Company's Netherlands facility, the installation of a computer control system for an inoculum blender in Pennsylvania and the ongoing construction of a new inoculum facility in France. In addition, in May 1998, the Company acquired 90% of the stock of International Mushrooms Limited, a company incorporated in the Republic of Ireland, for $1.6 million. Capital expenditures in 1998 are expected to total between $7 million and $8 million. The Company believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the Company's revolving credit arrangement was $13.4 million as of June 28, 1998. Term debt and revolving credit obligations decreased by $1.3 million, compared with an increase of $1.0 million in the six months ended June 29, 1997. Transactions under the Company's stock repurchase plan amounted to $0.3 million in both the six months ended June 28, 1998 and the six months ended June 29, 1997.

Forward-Looking and Cautionary Statements

In the Liquidity and Capital Resources section of this report, reference is made to expectations regarding the Company's future cash resources. This "forward-looking statement" is inherently uncertain and events could turn out to be significantly different from what is expected, depending upon such factors as pricing or product initiatives of the Company's competitors, changes in currency and exchange risks, or changes in a specific country's or region's political or economic conditions.

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Other than ordinary routine litigation incidental to their respective businesses, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 4.- Submission of Matters to a Vote of Security Holders

Sylvan Inc.'s annual meeting of shareholders was held on May 6, 1998. At the meeting, the following persons, constituting the full board, were elected directors of the Company to serve for a term of one year, expiring in 1999:

                                                                ----Number of Votes---
                                                                For              Withheld
                                                                ---              --------

                  William L. Bennett                         5,379,382            65,920
                  Virgil H. Jurgensmeyer                     5,379,499            65,803
                  Richard F. Lazzarini, Jr.                  5,377,536            67,766
                  Donald T. Pascal                           5,379,382            65,920
                  Dennis C. Zensen                           5,379,449            65,853


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



Date: July 31, 1998                             SYLVAN INC.
     -----------------


                                                By: /s/ DONALD A. SMITH
                                                   -----------------------------
                                                   Donald A. Smith
                                                   Corporate Controller
                                                   (Principal Financial Officer
                                                   and Chief Accounting Officer)


                                                By: /s/ FRED Y. BENNITT
                                                   -----------------------------
                                                   Fred Y. Bennitt
                                                   Secretary/Treasurer