Form 10-Q/A
period 1998-06-28
SYLVAN INC
filed 1998-08-04
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                               AMENDMENT NUMBER 1

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
                            (Unaudited, In Thousands)

                                                                      ------ Six Months Ended -----
                                                                      June 28, 1998   June 29, 1997
                                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  3,414        $  2,871
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                      2,831           2,560
        Deferred income taxes                                                 10             (74)
        Noncash interest cost of employee benefits                          (221)            (82)
        Net gain on sale of assets                                           (13)             (5)
        Trade accounts receivable                                          3,027             426
        Inventories                                                       (1,155)           (493)
        Prepaid expenses and other assets                                   (754)          1,240
        Accounts payable and accrued liabilities                          (2,000)         (1,194)
        Postretirement medical and other employee benefits                  (596)           (966)
        Income taxes payable                                                 582             598
        Minority interest                                                     99             170
-------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                      5,224           5,051
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisition, net of cash acquired                          (1,619)              0
   Net expenditures for property, plant and equipment                     (2,808)         (4,627)
-------------------------------------------------------------------------------------------------

           Net cash used in investing activities                          (4,427)         (4,627)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                     (242)           (200)
   Net (repayments) borrowings under revolving credit line                (1,026)          1,163
   Common stock transactions, net                                             16            (135)
-------------------------------------------------------------------------------------------------

           Net cash (used in) provided by financing activities            (1,252)            828
-------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                            (249)         (1,856)
-------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (704)           (604)
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period                             5,567           4,220
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                $  4,863        $  3,616
=================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                        $  1,582        $  1,158
   Income taxes paid                                                       1,332           1,081

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