Form 10-Q
period 1998-09-27
SYLVAN INC
filed 1998-11-10
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-18339


                                   SYLVAN INC.
             (Exact name of registrant as specified in its charter)


               NEVADA                                25-1603408
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)


 333 MAIN STREET, P.O. BOX 249, SAXONBURG, PA         16056-0249
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


               Number of shares of common stock outstanding as of November 2, 1998 . . . 6,392,436

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                                Page No.
                                                                                                                --------

Part I - FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Balance Sheets
                   September 27, 1998 and December 28, 1997.......................................................3

                   Condensed Consolidated Statements of Income, Three Months
                   Ended September 27, 1998 and September 28, 1997................................................5

                   Condensed Consolidated Statements of Income, Nine Months
                   Ended September 27, 1998 and September 28, 1997................................................6

                   Condensed Consolidated Statements of Cash Flows, Nine
                   Months Ended September 27, 1998 and September 28, 1997.........................................7

                   Notes to Condensed Consolidated Financial Statements
                   September 27, 1998  ...........................................................................8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................12


Part II - OTHER INFORMATION

         Item 1.      Legal Proceedings..........................................................................17

         Item 6.      Exhibits and Reports on Form 8-K...........................................................17

Item 1. - Financial Statements




                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In Thousands)


                                                          September 27, 1998     December 28, 1997
                                                          ------------------     -----------------
                                                                  (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                          $5,213                $5,567
   Trade accounts receivable, net of allowance
      for doubtful accounts of $604 and $812, respectively            12,402                13,435
   Inventories                                                        10,416                 8,723
   Deferred income tax benefit                                           856                   686
   Prepaid expenses and other current assets                           3,171                 1,792
---------------------------------------------------------------------------------------------------

      Total current assets                                            32,058                30,203

Property, plant and equipment, net                                    52,388                47,628

Intangible assets, net of accumulated amortization
   of $3,064 and $2,647, respectively                                 12,431                11,466

Other assets, net of accumulated amortization
   of $1,676 and $1,473, respectively                                  4,171                 4,383
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $ 101,048              $ 93,680
===================================================================================================

  The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In Thousands Except Share Data)


                                                          September 27, 1998      December 28, 1997
                                                          ------------------      -----------------
                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable - trade                                           $4,865                 $5,643
   Current portion of long-term debt                                     809                    448
   Accrued salaries, wages and other employee benefits                 3,442                  3,323
   Accrued interest                                                      168                    300
   Other accrued liabilities                                           4,549                  3,550
----------------------------------------------------------------------------------------------------

      Total current liabilities                                       13,833                 13,264
----------------------------------------------------------------------------------------------------

Long-term and revolving term debt                                     33,279                 32,690
----------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Postretirement medical benefits                                     1,154                  1,037
   Other employee benefits                                               540                    730
   Other                                                               1,298                  1,054
----------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                2,992                  2,821
----------------------------------------------------------------------------------------------------

Minority interest                                                      1,250                    914

SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares
     authorized, 6,630,801 and 6,589,784 shares issued and
     6,431,336 and 6,449,344 shares outstanding
     at September 27, 1998 and December 28, 1997, respectively             7                      7
   Common capital contributed in excess of par                        16,110                 15,638
   Retained earnings                                                  40,040                 35,320
   Less:  Treasury stock, at cost, 199,465 and 140,440 shares
     at September 27, 1998 and December 28, 1997, respectively        (1,642)                  (792)
                                                               --------------          -------------
                                                                      54,515                 50,173

   Cumulative translation adjustment                                  (1,671)                (3,032)
   Pension adjustment                                                 (3,150)                (3,150)
----------------------------------------------------------------------------------------------------

Accumulated other comprehensive deficit                               (4,821)                (6,182)
----------------------------------------------------------------------------------------------------

      Total shareholders' equity                                      49,694                 43,991
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 101,048               $ 93,680
====================================================================================================



  The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, In Thousands Except Share Data)


                                                    ----------- Three Months Ended ----------

                                                    September 27, 1998     September 28, 1997
                                                    ------------------     ------------------

NET SALES                                                     $ 22,316               $ 20,540
----------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                13,380                 12,039
   Selling, administration, research and development             4,999                  4,406
   Depreciation                                                  1,358                  1,154
----------------------------------------------------------------------------------------------
                                                                19,737                 17,599
----------------------------------------------------------------------------------------------

OPERATING INCOME                                                 2,579                  2,941

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE COST                             557                    525

OTHER INCOME (EXPENSE)                                             (23)                   (15)
----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                       1,999                  2,401

PROVISION FOR INCOME TAXES                                         580                    700
----------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                          1,419                  1,701

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                      112                     61
----------------------------------------------------------------------------------------------


NET INCOME                                                     $ 1,307                $ 1,640
==============================================================================================


NET INCOME PER SHARE - DILUTED                                  $ 0.20                 $ 0.26
==============================================================================================


NET INCOME PER SHARE - BASIC                                    $ 0.20                 $ 0.26
==============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES (See Note 1)                     6,528,630              6,386,091
==============================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES (See Note 1)                                6,448,245              6,367,794
==============================================================================================



  The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, In Thousands Except Share Data)


                                                    ----------- Nine Months Ended ----------

                                                    September 27, 1998     September 28, 1997
                                                    ------------------     ------------------

NET SALES                                                     $ 65,275               $ 60,018
----------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                38,045                 34,890
   Selling, administration, research and development            14,753                 13,623
   Depreciation                                                  3,849                  3,388
----------------------------------------------------------------------------------------------
                                                                56,647                 51,901
----------------------------------------------------------------------------------------------

OPERATING INCOME                                                 8,628                  8,117

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE COST                           1,619                  1,535

OTHER INCOME (EXPENSE)                                             (62)                   (27)
----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                       6,947                  6,555

PROVISION FOR INCOME TAXES                                       2,015                  1,888
----------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                          4,932                  4,667

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                      212                    156
----------------------------------------------------------------------------------------------


NET INCOME                                                     $ 4,720                $ 4,511
==============================================================================================


NET INCOME PER SHARE - DILUTED                                 $  0.72                $  0.71
==============================================================================================


NET INCOME PER SHARE - BASIC                                   $  0.73                $  0.71
==============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES (See Note 1)                     6,545,331              6,384,509
==============================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES (See Note 1)                                6,453,335              6,380,418
==============================================================================================

  The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, In Thousands)

                                                               ---------- Nine Months Ended ----------

                                                               September 27, 1998   September 28, 1997
                                                               ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $4,720               $4,511
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                       4,469                3,877
        Deferred income taxes                                                 185                  (71)
        Noncash interest cost of employee benefits                           (393)                (123)
        Net gain on sale of assets                                            (19)                 (14)
        Trade accounts receivable                                           1,648                 (266)
        Inventories                                                        (1,664)                (353)
        Prepaid expenses and other assets                                    (992)               1,373
        Accounts payable and accrued liabilities                           (2,057)                (253)
        Postretirement medical and other employee benefits                    (51)                (684)
        Income taxes payable                                                  495                  194
        Minority interest                                                     163                  256
-------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                       6,504                8,447
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisition, net of cash acquired                           (1,619)                   0
   Net expenditures for property, plant and equipment                      (5,004)              (6,661)
-------------------------------------------------------------------------------------------------------

           Net cash used in investing activities                           (6,623)              (6,661)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                      (444)                (310)
   Net borrowings under revolving credit line                                 241                  779
   Common stock transactions, net                                            (423)                 544
-------------------------------------------------------------------------------------------------------

           Net cash (used in) provided by financing activities               (626)               1,013
-------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                              391               (1,556)
-------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (354)               1,243

CASH AND CASH EQUIVALENTS, beginning of period                              5,567                4,220
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                   $5,213               $5,463
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                           $1,673               $1,590
   Income taxes paid                                                        1,758                1,630

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
The Company purchased 90% of the capital stock of International Mushrooms Limited (an Irish republic company) for 3,230,968 Dutch guilders (approximately $1.6 million). In conjunction with this acquisition, liabilities were assumed as follows:


   Fair value of assets acquired                                           $4,492
   Cash paid for the capital stock                                         (1,619)
                                                                    --------------
         Liabilities assumed                                               $2,873
                                                                    ==============


  The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                               September 27, 1998
                                   (Unaudited)


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

     Cash
     ----

     The Company maintains a French franc denominated cash balance of approximately FF15.0 million with a US bank in support of a loan advanced by a European bank. This balance is reported under "Other Assets."

     Inventories
     -----------

     Inventories at September 27, 1998 and December 28, 1997 consisted of the following (in thousands):


                                                              September 27, 1998             December 28, 1997
                                                              ------------------             -----------------
                                                                     (unaudited)

          Growing crops and compost material                             $ 4,896                       $ 3,757
          Stores and other supplies                                        1,568                         2,023
          Mushrooms and spawn on hand                                      3,952                         2,943
                                                                         -------                       -------
                                                                         $10,416                       $ 8,723
                                                                         =======                       =======


     Earnings Per Common Share
     -------------------------

     Earnings per share for the three months and nine months ended September 27, 1998 and September 28, 1997 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1990 and 1993 Stock Option Plans, options for a total of 1,149,417 shares of the Company's common stock have been granted and options for a total of 486,008 of these shares have been exercised as of September 27, 1998.

     The following tables reconcile the number of shares utilized in the earnings per share calculations for the three months and nine months ended September 27, 1998 and September 28, 1997.


                                                                               Three Months Ended

                                                                 September 27, 1998          September 28, 1997
                                                                 ------------------          ------------------
                                                                        (unaudited)                 (unaudited)


      Net income (in thousands)                                              $1,307                      $1,640
                                                                             ======                      ======

      Earnings per common share - diluted                                    $ 0.20                      $ 0.26
      Earnings per common share - basic                                      $ 0.20                      $ 0.26
                                                                             ======                      ======

      Common shares - basic                                               6,448,245                   6,367,794
      Effect of dilutive securities:  Stock options                          80,385                      18,297
                                                                          ---------                   ---------
      Common shares - diluted                                             6,528,630                   6,386,091
                                                                          =========                   =========


                                                                                 Nine Months Ended

                                                                 September 27, 1998           September 28,1997
                                                                 ------------------           -----------------
                                                                        (unaudited)                 (unaudited)

      Net income (in thousands)                                             $ 4,720                      $4,511
                                                                            =======                      ======

      Earnings per common share - diluted                                    $ 0.72                      $ 0.71
      Earnings per common share - basic                                      $ 0.73                      $ 0.71
                                                                             ======                      ======

      Common shares - basic                                               6,453,335                   6,380,418
      Effect of dilutive securities:  Stock options                          91,996                       4,091
                                                                          ---------                   ---------
      Common shares - diluted                                             6,545,331                   6,384,509
                                                                          =========                   =========


     Options to purchase 88,000 and 88,000 shares, respectively, in the three months and nine months ended September 27, 1998, and options to purchase 3,000 and 23,000 shares, respectively, in the three months and nine months ended September 28, 1997 were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the Company's common shares for the periods.

     Recent Pronouncements
     ---------------------

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

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises an employer's disclosure requirements about pension and other postretirement benefit plans, but does not change the valuation or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable; requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis; and eliminates certain disclosure requirements. SFAS No. 132 will be effective for the Company's financial statements for the fiscal year ended January 3, 1999.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the prior-year condensed consolidated financial statements to conform to the current-year presentation.

2.   CONTINGENT LIABILITIES:

     Certain of the Company's subsidiaries are self-insured for claims filed under Pennsylvania workers compensation laws. Workers compensation claims for medical and lost wages in excess of $350,000 are covered by an insurance policy.

3.   FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities of non-US operations are translated into US dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the quarter and year to date. The resulting net translation adjustments are recorded as a separate component of shareholders' equity.

4.   LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

     The Company has a Revolving Credit Agreement (the Agreement) with two commercial banks dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the Company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the Agreement as follows:

                                                             Maximum Aggregate
       Period Beginning                                     Outstanding Balance
       ----------------                                     -------------------
        August 6, 1998                                         $55.0 million
        August 6, 2003                                          50.0 million
        August 6, 2004                                          45.0 million

     Outstanding borrowings under the Agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the Company's option. On September 27, 1998, the Company had outstanding borrowings under the Agreement of $28.1 million. The revolving credit loans mature on August 5, 2005.

     The Agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the Agreement are guaranteed by certain wholly owned subsidiaries of the Company.

     The Company entered into an interest rate swap applying to $10 million of the Company's total long-term debt, which expires in 2007. The Company agreed to pay a fixed interest rate over the life of the agreement of 5.78%, plus an applicable margin. The balance of long-term debt is subject to variable interest rate pricing.

     The Company has a French franc denominated loan of FF15.0 million. Interest is payable based on a formula that utilizes a Paris Interbank Offered Rate plus an applicable margin. Repayment is due in January 2000. This loan is supported by a compensating cash balance maintained in a US bank.

     The Company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At September 27, 1998, term loans amounting to 3.8 million Dutch guilders were outstanding under this agreement.

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



                                                                            Three Months Ended

                                                                 September 27, 1998          September 28, 1997
                                                                 ------------------         -------------------
      (in thousands)                                                    (unaudited)                 (unaudited)

      Net income                                                             $1,307                      $1,640
      Other comprehensive income (loss):
           Foreign currency translation adjustment                            1,364                       (344)
                                                                              -----                       -----
      Comprehensive income                                                   $2,671                      $1,296
                                                                             ======                      ======



                                                                                Nine Months Ended

                                                                 September 27, 1998          September 28, 1997
                                                                 ------------------         -------------------
      (in thousands)                                                    (unaudited)                 (unaudited)

      Net income                                                             $4,720                      $4,511
      Other comprehensive income (loss):
           Foreign currency translation adjustment                              966                     (2,647)
                                                                             ------                      ------
      Comprehensive income                                                   $5,686                      $1,864
                                                                             ======                      ======

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          Sylvan Inc. and Subsidiaries


     RESULTS OF OPERATIONS (Three Months Ended September 27, 1998 and September 28, 1997)

     Net Sales
     ---------

     Net sales for the three months ended September 27, 1998 were $22.3 million, a 9% improvement over the $20.5 million reported for the third quarter of 1997. Spawn sales volume increased by 3%, with a 9% increase in Europe and a 4% decrease in the Americas. Strong volume increases were achieved during the quarter, especially in the Netherlands, Poland, Turkey and South Africa, and decreases occurred in the United States and Mexico. The local currency selling prices were essentially unchanged in Europe. The European US dollar equivalent selling price was 2% higher in the 1998 three-month period than for the corresponding 1997 period. The American average selling price was 3% higher with the full reflection of a second-quarter price increase. Sales of nutritional supplements and disease-control agents, which accounted for 13% of Sylvan's net sales, increased by 61% over the corresponding 1997 quarter. The French acquisition in December 1997 accounts for most of this increase. North American mushroom revenues were essentially equivalent to those of the 1997 third quarter, with a 1% increase in pounds sold and a 1% decrease in the average selling price per pound. The percentage of mushrooms sold through the fresh channel was 93% for the 1998 quarter, as compared with 96% for the third quarter of 1997, and fresh mushrooms accounted for 34% of Sylvan's net sales, down from 36% for the corresponding 1997 quarter. Sales to customers outside the United States were 50% of total sales for the third quarter of 1998, as compared with 47% for the corresponding 1997 quarter.

     Operating Costs and Expenses
     ----------------------------

     Cost of sales was $13.4 million, or 60.0% of sales, as compared with $12.0 million, or 58.6% of sales, for the corresponding 1997 quarter. Lower than expected production yields and increased costs of purchased mushrooms at the Quincy fresh mushroom operation accounted for effectively all of this 1.4% change. As a result, management's expectation of a contribution from this subsidiary, totaling $.10 per share for the quarter, was not achieved and the Company continues to evaluate alternatives to stabilize this operation. Selling, general, administration, and research and development costs were $5.0 million, or 22.4% of sales, as compared with $4.4 million, or 21.5% of sales, for the corresponding 1997 quarter. Costs related to the Company's two recent acquisitions accounted for most of the increase. At $1.4 million, depreciation expense was $204,000 higher than for the third quarter of 1997.

     Interest Expense
     ----------------

     The Company's net interest expense for the third quarter of 1998 was $557,000, or 6% higher than in the corresponding 1997 quarter. The effective borrowing rate for the 1998 quarter was 6.8%, as compared with 7.5% for the third quarter of 1997. Increases in total borrowing costs resulting from higher levels of indebtedness were partially offset by the lower effective interest rate.

     Income Tax Expense
     ------------------

     The effective income tax rate was 29% in the third quarter of 1998, unchanged from the corresponding 1997 quarter.

     RESULTS OF OPERATIONS (Nine Months Ended September 27, 1998 and September 28, 1997)

     Net Sales
     ---------

     Net sales for the nine months ended September 27, 1998 were $65.3 million, or 9% higher than for the corresponding 1997 period. Spawn sales volume increased by 3%, with an increase of 11% in Europe and a 7% decrease in the Americas. Strong volume increases were achieved in the Netherlands, Poland, Hungary, Turkey and South Africa, and decreases occurred in the United States, Western Canada and Mexico. Local currency selling prices were essentially unchanged in Europe, although the realized US dollar selling price decreased 1% when compared with the 1997 corresponding nine-month period. American selling prices were 1% higher. Accounting for 13% of total sales in 1998, net sales of nutritional supplements and disease-control agents increased by 77% over the corresponding 1997 period, with the Company's December 1997 French acquisition contributing most of the increase. North American mushroom revenues were 4% higher on a 4% increase in total pounds sold. The percentage of mushrooms sold through the fresh channel for the 1998 nine-month period was 92%, as compared with 94% for the 1997 nine-month period. Fresh mushrooms accounted for 36% of total Company sales, down from 37% for the 1997 corresponding period. Sales to customers outside the United States accounted for 47% of total net sales for this year's period, as compared with 46% in the prior-year period.

     Operating Costs and Expenses
     ----------------------------

     Cost of sales for the nine months ended September 27, 1998 was 58.3% of sales, as compared with 58.1% of sales for the corresponding 1997 period. Increased operating costs due to lower than expected production yields and increased purchased products at the Company's Quincy operation more than offset improved spawn product margins. These product margins improved as European spawn production levels increased during the 1998 period, which decreased the fixed costs on a per-unit basis. Conversely, American production levels decreased during the period. Selling, general, administration, and research and development costs were 22.6% of sales, as compared with 22.7% of sales for the corresponding 1997 period. Period to period, depreciation expense increased by $461,000 to $3.8 million, as new and expanded spawn production facilities became operational.

     Interest Expense
     ----------------

     Net interest expense was $1.6 million for the nine months ended September 27, 1998 with an effective borrowing rate of 6.9%, as compared with $1.5 million and 7.4% for the corresponding 1997 period. Increases in total borrowing costs resulting from higher levels of indebtedness were partially offset by the lower effective interest rate.

     Income Tax Expense
     ------------------

     The effective income tax rate for the current nine-month period and for the corresponding 1997 period was 29%.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Net cash provided by operating activities for the nine months ended September 27, 1998 was $6.5 million, a decrease of $1.9 million from the corresponding 1997 nine-month period. Significant balance sheet changes include increases in inventories, prepaid expenses and other assets, and decreases in trade accounts receivable, accounts payable and accrued liabilities. Net trade accounts receivable contributed $1.6 million to operating cash flow for the 1998 period, as compared with a usage of $0.3 million in the 1997 period. The majority of the contribution resulted from the collection of trade receivables by the Company's recently acquired French subsidiary. Inventory levels increased by $1.7 million in 1998, mainly in Europe, as compared with an increase of $0.4 million in 1997. Prepaid expenses and other assets increased by $1.0 million in the 1998 period, compared with a decrease of $1.4 million in the 1997 period. Most of this increase was due to the weakening of the US dollar in the third quarter of 1998, which increased the translated value of French franc denominated assets. Accounts payable and accrued liabilities decreased by $2.1 million in the 1998 nine-month period, as compared with a decrease of $0.3 million in the 1997 corresponding period. Most of the net decrease in the 1998 period resulted from the settlement of trade payables in the recently acquired French subsidiary.

     The US dollar weakened in the third quarter of 1998, when measured in the currencies of the Company's major foreign markets. This had the effect of increasing the US dollar value of the equity in the Company's overseas subsidiaries, as reflected in the change in the cumulative translation account component of shareholders' equity.

     Cash used in investing activities was $6.6 million for the nine months ended September 27, 1998, as compared with $6.7 million for the corresponding 1997 period. Significant capital projects in 1998 include the completion of an additional spawn growing room at the Company's Netherlands facility, the ongoing construction of a new inoculum facility in France and the construction of a spawn production facility in South Africa. In addition, in May 1998, the Company acquired 90% of the stock of International Mushrooms Limited, an Irish republic company, for $1.6 million. Capital expenditures in 1998 are expected to total between $7 million and $8 million. The Company believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

     Available credit under the Company's revolving credit arrangement was $27.0 million as of September 27, 1998. Term debt and revolving credit obligations increased by $0.2 million during the 1998 nine-month period, as compared with a decrease of $0.5 million in the nine months ended September 28, 1997. The Company entered into a $10.0 million fixed for variable interest rate swap agreement with a commercial bank this year that expires in August 2007, subject to the bank's option to terminate it in August 2005. The Company has repurchased 59,000 shares of stock at an average purchase price of $14.39 per share under its stock repurchase plan in 1998, compared with repurchases of 34,000 shares in the corresponding prior year period at an average price of $11.07 per share.


     FORWARD-LOOKING AND CAUTIONARY STATEMENTS
     -----------------------------------------

     From time to time in this report and in other written reports and oral statements, references are made to expectations regarding future performance of the Company. These "forward-looking statements" are based on currently available competitive, financial and economic data and the Company's operating plans, but they are inherently uncertain. Events could turn out to be significantly different from what is expected, depending upon such factors as mushroom raw material production and growing process inconsistencies, pricing or product initiatives of the Company's competitors, changes in currency and exchange risks, or changes in a specific country's or region's political or economic conditions.


     YEAR 2000 ISSUES
     ----------------

     STATE OF READINESS. Sylvan is currently executing an overall Year 2000 compliance strategy through an evaluation conducted by its business systems department. The program consists essentially of addressing issues related to four identified primary risk areas. These are core business information systems, issues related to the Company's products and customers, issues related to third-party products and service providers and issues related to the Company's facilities.

     The core business information systems program involves an ongoing assessment of the potential exposures of general computer systems utilized by each of Sylvan's sales, production and administrative subsidiaries. The Company believes that, as a result of software upgrades and computer system purchases by or during 1999, Sylvan's computer systems should either not have a Year 2000 problem or should have been warranted to be Year 2000 compliant by third-party vendors.

     A Year 2000 review of Sylvan's production processes is being conducted and will be completed prior to the end of 1998. Exposures in these areas relate almost entirely to the presence of imbedded operating systems for spawn production blenders and mushroom compost processing operations. The Company believes that the mushroom compost processing systems are presently Year 2000 compliant and it expects the status of other imbedded systems to be determined by the end of 1998. Although all of the Company's blender mechanisms can be controlled manually, if necessary, the software modifications will become available and implemented during 1999.

     The review of issues relating to the Year 2000 compliance of Sylvan's third-party product and service providers is currently in process. It includes defining inventory management processes, planning a third-party compliance assessment and identifying potential contingency plans or remediation strategies. The Company believes that the fungible nature of most of the raw materials and operating supplies that are used in the production of the Company's products is such that Year 2000 risk exposures are low. Issues could exist with respect to the Company's ability to obtain certain limited use items from third parties such as packaging for spawn products. The Company is in the process of identifying such third parties and will be sending inquires to them during the next few months. Based on the responses from those parties and the responses to any follow-up inquires, the Company will evaluate the necessity for contingency plans and, if such plans appear warranted, will revisit and revise those plans, as necessary, during 1999.

     A preliminary review of issues related to the Year 2000 compliance of Sylvan's facilities infrastructure has been completed and no major problems or significant risks are currently anticipated.

     YEAR 2000 COST. The total cost for the Company's Year 2000 compliance efforts is currently estimated to be approximately $70,000. The majority of these costs relate to computer system installations and software upgrades and have been, or will be, capitalized and charged to expense over the estimated useful life of the associated software and hardware. The remaining costs have been and will be charged directly to expense. Additional costs could be incurred if significant remediation activities are required, particularly with respect to third-party suppliers, but the Company does not currently anticipate that such costs will be material.

     RISKS AND CONTINGENCY PLANS. Based on the Year 2000 compliance work conducted to date and described above, the Company's most significant risk appears to be that, upon completion of its review of its third-party product and service providers, certain of these suppliers may not be compliant. If such product and service providers in fact do not become compliant in a timely manner and cannot provide Sylvan with the products and services that it requires in a timely and cost effective manner and if the Company is not able to obtain an inventory of such items as spawn product packaging to deal with the Year 2000 compliance problems of bag vendors, future operating results could be adversely affected. However, the Company believes that the vendor management process which is currently being developed and undertaken by the Company will identify these potential risks.

     At this time, a formal contingency plan for dealing with third-party product and service providers who are not Year 2000 compliant has not been developed because the Company does not believe that these issues are sufficiently material to warrant it and the Company anticipates that potential supply interruptions can be avoided as described below. Nevertheless, the Company will revisit this matter during the course of its continued evaluation of potential risks and exposures.

     The Company believes that the raw materials, operating supplies and packaging supplies that it requires are readily available from a number of suppliers and that its service needs are not significantly different from those of other companies. The Company also believes that, for most if not all of its suppliers who may be identified as being noncompliant, various remediation strategies may be employed with particular suppliers as an alternative to switching suppliers. These remediation strategies include, but are not limited to, increasing purchases from suppliers in question prior to January 1, 2000 to provide a safety stock.

     Because the Company is in a narrowly structured industry, a substantial portion of its revenues is derived from a limited number of sources worldwide and, to some extent, Sylvan's business is dependent upon the efforts of those entities to address their own Year 2000 issues. However, the Company believes that, due to the fungible nature of the raw materials, supplies and services utilized by Sylvan's customers and the relative ease of access to their customers and markets, the risks of Year 2000 related disruptions for such third parties are small and are not likely to have a material adverse effect on the Company's business, results of operations, equity or financial condition. However, as with the other issues which have been raised herein, the Company will revisit this particular one and develop its responses to problems as they may be uncovered.

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

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits required by Item 601 of Regulation S-K

     10.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among SYLVAN INC., a Nevada corporation, and SYLVAN FOODS (NETHERLANDS) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and MELLON BANK, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, together with various annexes, exhibits and schedules.

     10.2 Revolving Credit Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the amount of $25,000,000.

     10.3 Revolving Credit Note, dated August 6, 1998, payable to ABN AMRO Bank, Pittsburgh Branch, in the amount of $25,000,000.

     10.4 Promissory Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the amount of $5,000,000.

     10.5 Mellon Global Cash Management ABS Agreement, dated August 6, 1998, by and between Sylvan Inc. and Mellon Bank, N.A.

     10.6 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan Inc. and Mellon Bank, N.A.

     10.7 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan Foods, Inc. and Mellon Bank, N.A.

     10.8 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan America, Inc. (a Pennsylvania corporation) and Mellon Bank, N.A.

     10.9 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan America, Inc. (a Nevada corporation) and Mellon Bank, N.A.

     10.10 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Quincy Corporation and Mellon Bank, N.A.

     10.11 Index of Other Exhibits to the Revolving Credit Agreement referenced in Exhibit 10.1.

     11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein.

     27      Financial Data Schedule

(b)  Reports on Form 8-K

          None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 10, 1998                    SYLVAN INC.
      -----------------

                                           By:   /s/ DONALD A. SMITH
                                              ---------------------------------
                                                  Donald A. Smith
                                                  Corporate Controller
                                                  (Principal Financial Officer
                                                  and Chief Accounting Officer)


                                           By:   /s/ FRED Y. BENNITT
                                              ---------------------------------
                                                 Fred Y. Bennitt
                                                 Secretary/Treasurer