Form 10-K405
period 1999-01-03
SYLVAN INC
filed 1999-03-30
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 2, 1999 was approximately $61,613,000. On that date, the last sale price of registrant's common stock was $11.125 per share. Solely for purposes of this calculation, shares beneficially owned by directors and executive officers have been excluded. However, such exclusion is not intended to be, nor is it to be deemed, a determination or an admission by the registrant that such directors and officers are, in fact, affiliates of the registrant.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of March 2, 1999.

                                                                            Outstanding on
                     Class                                                   March 2, 1999
                                                                             -------------
    COMMON STOCK, PAR VALUE $.001 PER SHARE                                    6,368,836

                             DOCUMENTS INCORPORATED BY REFERENCE
                                                                     Part of Form 10-K into which
                    Document                                         the Document is Incorporated
                                                                     ----------------------------
DEFINITIVE PROXY STATEMENT TO SHAREHOLDERS                       PART III,  ITEMS 10, 11, 12 AND 13

                                     PART I

ITEM 1.  BUSINESS

Sylvan Inc. (Sylvan, the company) is the successor to the business of a Pennsylvania corporation which was chartered in 1937 and consists of a number of subsidiaries which are engaged in the production and distribution of mushroom spawn and fresh mushrooms. The company was organized as a Delaware corporation on March 27, 1989, under the name of Sylvan Foods Holdings, Inc. The company became a Securities and Exchange Commission registrant in August 1990 pursuant to the irrevocable distribution by the company's then majority shareholder, The Prospect Group, Inc., of the shares of the company which it owned to its shareholders. The company changed its name to Sylvan Inc. in July 1994 in conjunction with the change of its state of incorporation to Nevada from Delaware. The company's principal executive offices are at 333 Main Street, P.O. Box 249, Saxonburg, PA 16056-0249.

Sylvan operates in two reportable business segments. It is the leading worldwide producer of mushroom spawn (the equivalent of seed for mushrooms) and a major distributor of a variety of other value-added products and services for use by mushroom growers. It is also a producer of fresh mushrooms for sale to retailers, distributors and processors of mushroom products in the United States. Its growth strategy calls for devoting increased capital and management resources to supplying its spawn and related value-added products and services to suitable markets throughout the world.

Spawn Operations: Spawn products accounted for 66% of the company's total sales in 1998 and 92% of its operating income. Spawn is produced by a process whereby carefully maintained mushroom cultures are introduced into specific nutrient media to produce inoculum suitable for commercial spawn production. The inoculum is then combined with a sterile, grain-based substrate in a manner that promotes the colonization of the mushroom cultures throughout the substrate. The resulting culture-enriched substrate is measured into sterilized containers and the filled containers are incubated in environmentally controlled growing rooms. Once the incubation is complete, the containers are refrigerated until they are shipped to customers who then initiate their crop production cycle by adding this seed-like material to the composted growing medium from which the mushrooms grow.

The company conducts its operations principally through subsidiaries in the United States, Europe and Australia and is a leading producer and distributor of mushroom spawn and various spawn-related products in each of the markets in which it has a presence. End-stage spawn production in most of the company's manufacturing facilities takes place in specialized pressure vessels in plants which are operated pursuant to rigorous quality-control standards. Two plants are located in the United States and one each in England, Ireland, the Netherlands, France, Hungary and Australia. Sylvan's Irish, Dutch and Australian plants function under arrangements whereby certain prominent mushroom growers in each respective country possess minority ownership of the operating company.

The company also operates two state-of-the-art spawn inoculum production plants. These facilities, located in Kittanning, Pennsylvania, and Langeais, France, incorporate the industry's most advanced production techniques and each is capable of supplying all of the company's inoculum requirements. In addition, the company produces nutritional supplements for mushroom compost at a plant in Des Moines, Iowa. The value of backlog orders for spawn products is insignificant.

The company's investment in biotechnical research has resulted in refinements of techniques for genetic analysis of mushroom strains and its research programs have produced some strains which possess commercial suitability. Another successful product is Sylvan casing inoculum (CI), a mushroom production additive which is applied to the top layer of mushroom compost. It enables mushroom farmers to get more crops per year from their investment in raw materials and equipment by shortening the mushroom growing cycle and reducing a crop's exposure to disease. In addition, Sylvan has distribution rights for products manufactured by others, such as pest control agents, which are targeted for use by mushroom growers.

Fresh Mushroom Operations: The mushroom segment of Sylvan's business accounted for 34% of the company's total sales and 8% of its operating income. Sylvan operates a mushroom farm located in Quincy, Florida, which is one of the most modern and efficient mushroom production operations in North America. It serves a strategic role for Sylvan as a resource for production process innovations. The facility includes an advanced computer-controlled production system with which compost is processed more efficiently than with conventional systems. The mushrooms produced there are sold to supermarkets, food processors and distributors principally in the mideastern and southeastern United States.

Mushrooms are grown indoors in a continuous production process which employs a temperature- and humidity-controlled environment. Compost, produced from a carefully formulated and monitored mixture of hay or straw, water and various organic supplements, is pasteurized and spawn is added to it. The spawn colonizes the compost and, after about four to five weeks, grows into harvestable mushrooms which are packaged and shipped to users. The value of backlog orders for mushroom products is insignificant.

Other Biological Products: As part of its spawn products segment, Sylvan's production experience and research capabilities lend themselves to a variety of commercially viable microbial production applications. The company collaborates from time to time with several chemical, biotechnological and pharmaceutical companies for the purpose of evaluating and promoting these capabilities. The value of backlog orders for biological products is insignificant.

PERSONNEL

On January 3, 1999, Sylvan had approximately 925 full-time employees, of whom about 695 were engaged in production activities and 230 in supervision, sales and administration. On December 28, 1997, Sylvan had approximately 910 full-time employees, of whom about 685 were engaged in production activities and 225 in supervision, sales and administration.

The employees of the company's French subsidiary are subject to a national, industry-wide collective bargaining agreement. The remainder of the company's workforce is not subject to collective bargaining arrangements although one U.S. facility, the Quincy fresh mushroom operation, has experienced labor organizing efforts since 1996. (See information provided in Item 3, Legal Proceedings, on page 4 hereof.) Management believes that its employee relations are good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The amounts of revenue, operating income, and asset-related expenditures attributable to each of the company's industry segments are set forth in Note 9 of the consolidated financial statements which are filed as part of this annual report.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The amounts of revenue and long-lived assets attributable to each of the company's geographic areas are set forth in Note 9 of the company's consolidated financial statements which are filed as part of this annual report.

COMPETITIVE CONDITIONS

No single customer accounted for 10% or more of Sylvan's consolidated net sales in 1998.

Spawn and Spawn-Related Products: Sylvan believes that there are seven firms in the United States and three firms in Canada which produce and market almost all of the spawn used by North American mushroom growers. Among these firms, Sylvan's principal North American competitors are Lambert Spawn Company and J.B. Swayne Spawn Company. In addition, Vlasic Foods International and Amycel, Inc. (a division of Monterey Mushrooms, Inc.) are major U.S. spawn producers, but much of their production is consumed by their mushroom production affiliates. Sylvan believes that its principal European competitors are Italspawn and Le Lion. In addition, numerous smaller spawn producers operate in the United States, Canada and in almost every European country. Sylvan competes in the spawn market with strict quality, consistency and reliability standards and through its availability of broad-based, post-sale product support services to mushroom growers. Sylvan has, and is further developing, the network by which it distributes its products and services throughout the world.

Fresh Mushrooms: Sylvan believes that the top two producers of mushrooms in the United States, in order of size, are Vlasic Foods International and Monterey Mushrooms, Inc. Sylvan's production levels are comparable to those of a group of six to eight regional producers of substantial size. The balance of the U.S.
industry is fragmented, comprised of about 200 small producers throughout the country. Quality, supply consistency and price are the principal competitive factors in the mushroom business. Although Sylvan and its competitors have established brand names, competition is principally at the grocery retailer or wholesaler level, rather than at the consumer level. Competition outside of North America is characterized primarily by the importation of processed mushroom products into the United States and Canada. However, processed mushrooms are not a material factor in Sylvan's current operations because Sylvan competes primarily in the fresh mushroom market. Due to the fragility of fresh mushrooms, Sylvan believes that the fresh mushroom market in the United States is somewhat protected from direct non-North American competition. Fresh mushrooms have limited shelf life, which, together with the relatively high cost of refrigerated transportation, causes markets to be regional in nature. However, for the same reasons, imbalances of supply and demand, from time to time, can and do induce price fluctuations.

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

RESEARCH

In 1998, Sylvan's research and development expenditures totaled $1.7 million, as compared with $1.5 million in 1997 and $2.0 million in 1996. These expenditures were focused on improving the consistency, reliability and customer satisfaction for the company's existing products and the development of new products. The company also utilizes contracted research efforts for specific studies which may be commercially useful, but fall outside of the scope of its expertise or capabilities. None of these projects currently constitute a material proportion of the company's ongoing business.

PATENTS

The company does not believe that its ability to maintain or improve its competitive position is dependent upon its patents. However, the company holds several non-U.S. patents that cover a process and apparatus for the cultivation of cells on solid substrates. The process and apparatus are used in conjunction with laboratory and technical know-how of the production of mushroom spawn and are the means by which most of Sylvan's spawn products are generated. The patents were issued in various years from 1982 to 1986. In addition, Sylvan was granted patents in 1994, 1996 and 1997 relating to a technology and process which facilitate mushroom breeding and may be capable of enhancing the company's strain development and improvement efforts. The company also holds a process patent that was issued in 1988, relating to the production of its compost nutritional supplements.

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

ITEM 2.  PROPERTIES

Constructed in 1981 and expanded in 1990, the company operates a 43,000 square foot spawn production facility located in Kittanning, Pennsylvania. Also located in Kittanning are the company's 14,000 square foot inoculum production plant, which opened in 1996, and a 22,000 square foot quality assurance facility which opened in 1997. The company also operates a 49,000 square foot spawn plant in Dayton, Nevada, which commenced commercial production in January 1993. In addition, it leases a 12,000 square foot facility in Des Moines, Iowa, in which it produces compost nutritional supplements, and 40,000 square feet at a former mushroom farm located near Cabot, Pennsylvania, for various bioproducts production and research operations.

The company's European operations in Langeais, France, include a 100,000 square foot spawn production plant and an inoculum production plant, which opened in 1998, of a size similar to the Kittanning, Pennsylvania inoculum production plant mentioned above. In addition, various spawn culture maintenance and research operations are carried out in the Langeais inoculum production facility. A 74,000 square foot spawn plant is operated in Yaxley, Peterborough, England. Also at the site is a 1,500 square foot agricultural chemical warehouse.

The company operates a 46,000 square foot spawn plant in Horst, Netherlands, which commenced commercial production in January 1995. In addition, the company has a 14,000 square foot spawn plant in Windsor, Australia, which opened in 1996; and a 16,000 square foot spawn plant near Budapest, Hungary, which opened in 1997. A 15,500 square foot spawn plant is under construction in South Africa, with commercial production expected to begin during the third quarter of 1999. The company also acquired a 27,000 square foot spawn plant in Navan, Ireland, in 1998.

The company's mushroom farm in Florida, in which its compost preparation, mushroom growing, packaging, warehousing, maintenance and administrative activities are conducted, is 300,000 square feet in size and was constructed in 1981 and expanded in 1991.

The company owns its inoculum production plants, mushroom farm and the spawn plants in the United States, England, France and Hungary. The company and its joint venture partners own the spawn plants in the Netherlands, Australia and Ireland. Incorporated into most of the company's plants are cold storage areas and the company leases several small cold storage facilities to support its sales operations in some of its North American and overseas market areas. The spawn plants in England and in the Netherlands are the only properties that have been mortgaged. The mortgages collateralize various construction loans.

ITEM 3.  LEGAL PROCEEDINGS

The company's Quincy Corporation subsidiary was served with a complaint filed in the Circuit Court of the Second Judicial Circuit of Florida for Gadsden County. The complaint seeks compensation, including loss of earnings, for a group of approximately 60 former Quincy employees who allege that they were illegally terminated in March 1996 as a result of their participation in collective bargaining activities. The company responded to the complaint in the same court and the proceedings have been stayed by agreement of the parties. The company believes that the complaint and its claims are without merit, but settlement discussions were undertaken with the claimants and a tentative agreement has been negotiated. The company believes that the outcome will not have a material adverse effect on the company's financial position, results of operations or cash flows.

There are no other material pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of the 1998 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers in the company indicating the positions and offices with the company held by each person and each such person's most recent principal employment. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer and no family relationship exists among the company's officers and directors. The annual appointment of officers is scheduled to occur on April 29, 1999, at the organizational meeting of the board of directors, which follows the annual meeting of shareholders.

           Name                                     Age                          Position
           ----                                     ---                          --------
      Dennis C. Zensen                               60                Chairman of the Board,
                                                                       President and Chief Executive Officer of Sylvan

      Donald A. Smith                                37                Chief Financial Officer of Sylvan

      Fred Y. Bennitt                                54                Secretary/Treasurer of Sylvan

      Monir K. Elzalaki                              43                President of Sylvan America

      R. Scott Keefer                                51                Chief Financial Officer of Sylvan America

      Michael A. Walton                              49                Manager of Sylvan's European Operations



Biographical Information

Mr. Zensen was elected chairman of Sylvan in July 1990 and has served as a director, president and chief executive officer of Sylvan since April 1989.

Mr. Smith was appointed chief financial officer of Sylvan in December 1998. He joined the company in 1996 as manager of financial planning and analysis and was named corporate controller in October 1997. Prior to that, he served as chief financial officer of the company's Sylvan America, Inc. subsidiary from 1994 to 1996 and as controller of the company's former Moonlight Mushrooms, Inc. subsidiary from 1989 through 1993.

Mr. Bennitt has served as secretary/treasurer of Sylvan since April 1989.

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

Mr. Keefer was appointed chief financial officer of the company's Sylvan America, Inc. subsidiary in March 1998. Prior to joining Sylvan, Mr. Keefer served as senior vice president of finance and chief financial officer of Calgon Carbon Corporation from 1995 to 1997 and as vice president of finance and chief financial officer of Quaker State Corporation from 1975 to 1995.

Mr. Walton was named manager of Sylvan's European operations in 1995. He joined Sylvan in connection with the acquisition of Hauser Champignonkulturen AG (Hauser) in June 1992. At the time, he was serving as managing director of Hauser's U.K. subsidiaries and continued in that capacity until his present appointment.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Sylvan's common stock trades on The Nasdaq Stock Market(R) under the symbol "SYLN." Set forth below are the high and low sales prices for Sylvan's common stock for 1998 and 1997, as reported by The Nasdaq Stock Market(R).

     1998                 High Price                Low Price
     ----                 ----------                ---------
    1st Qtr.                15-7/8                    11-3/4
    2nd Qtr.                18-3/4                    13-3/4
    3rd Qtr.                16-3/8                    13-1/2
    4th Qtr.                16-3/8                    12-5/8

     1997                 High Price                Low Price
     ----                 ----------                ---------
    1st Qtr.                13-1/4                    11-1/2
    2nd Qtr.                12-1/4                     9
    3rd Qtr.                15-3/8                    10-1/2
    4th Qtr.                15-5/8                    12-1/4

(b)  Holders of Common Equity

At year-end 1998, there were about 2,300 shareholders of record of Sylvan common stock.

(c)  Dividends

Sylvan has never paid cash dividends and currently has a policy of retaining its earnings to fund operations and expansion. The company's revolving credit agreement contains financial covenants which permit, but limit, the payment of dividends by Sylvan.


ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is a Five-Year Summary of Operating and Other Related Data with respect to Sylvan.

              FIVE-YEAR SUMMARY OF OPERATING AND OTHER RELATED DATA
                         (In Millions Except Share Data)


                                                  --------------------------   Fiscal Year Ended   ----------------------------
                                                        1998          1997           1996             1995               1994(c)
-------------------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT DATA:
  Net sales                                            $89.6         $81.6          $79.1            $75.8             $69.8
  Operating income                                      11.1          11.5           10.6             11.9              11.2
  Net income                                             6.3           6.5            7.8              6.5               6.4
  Net income per common share - basic                   0.98          1.01           1.23 (b)         1.04              1.03
  Net income per common share - diluted                 0.97          1.01           1.23 (b)         1.04              1.02
  Weighted average shares - basic (a)              6,440,287     6,395,971      6,344,609        6,225,995         6,198,171
  Weighted average shares - diluted (a)            6,533,740     6,406,544      6,354,379        6,251,015         6,223,499


BALANCE SHEET DATA:
  Total assets                                        $102.6         $93.7          $86.9            $81.8             $74.5
  Long-term debt and other
    long-term liabilities                               38.4          36.4           34.3             35.6              35.9
  Shareholders' equity                                  50.3          44.0           41.2             33.6              24.7
  Working capital                                       18.9          16.9           12.7             10.6               9.0
  Cash dividends per common share                         --            --            --               --                 --


---------------------

(a) Computation of weighted average number of shares outstanding restated to conform with the provisions of SFAS No. 128, "Earnings per Share," adopted by the Company on December 28, 1997.

(b) See Notes 1 and 6 to the December 29, 1996 Consolidated Financial Statements regarding the settlement of certain postretirement medical and other benefit obligations.

(c) See Note 2 to the January 1, 1995 Consolidated Financial Statements regarding the closure and sale of Moonlight Mushrooms, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(In millions)                                         -------------------- Fiscal Year Ended------------------
                                                      Jan. 3, 1999           Dec. 28, 1997       Dec. 29, 1996
                                                      ------------           -------------       -------------
NET SALES                                               $ 89.6                  $ 81.6              $ 79.1

OPERATING COSTS AND EXPENSES:
   Cost of sales                                          52.8                    47.3                45.3
   Selling and administrative                             18.7                    16.7                16.9
   Research and development                                1.7                     1.5                 2.0
   Depreciation                                            5.3                     4.6                 4.3
                                                        ------                  ------               -----
                                                          78.5                    70.1                68.5

OPERATING INCOME                                          11.1                    11.5                10.6

INTEREST EXPENSE, net                                      2.2                     2.1                 2.1

OTHER INCOME (EXPENSE)                                    (0.1)                     -                  2.3
                                                        ------                  ------               -----

INCOME BEFORE INCOME TAXES                                 8.8                     9.4                10.8

PROVISION FOR INCOME TAXES                                 2.3                     2.7                 2.9
                                                        ------                  ------               -----

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                      6.5                     6.7                 7.9
                                                        ------                  ------               -----

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                0.2                     0.2                 0.1
                                                        ------                  ------               -----
NET INCOME                                              $  6.3                  $  6.5               $ 7.8
                                                        ======                  ======               =====


NET SALES

Consolidated net sales for 1998 were $89.6 million, a 10% increase when compared with 1997 net sales of $81.6 million. Net sales increased 3% in 1997 when compared with 1996 net sales of $79.1 million. International sales continued to increase as a percentage of total net sales, climbing to 48% in 1998, compared with 41% for 1997 and 40% for 1996. Although higher international sales expose the company to larger currency translation fluctuations, the 1997 to 1998 currency translation difference was minimal. During 1998, the U.S. dollar weakened 2% on average against the company's major foreign trading currencies.

Spawn and Spawn-Related Products: Net sales of spawn and spawn-related products were $58.9 million in 1998, a 15% increase when compared with net sales of $51.4 million for 1997. Net sales for 1997 increased 2% over the $50.2 million for 1996. The 1998 increase was primarily due to two factors. The first factor was a 5% increase in the volume of spawn products shipped in 1998 over the 1997 total. Europe recorded an 11% increase from 1997 to 1998, Australia a 14% increase and the Americas a 2% decrease. Average spawn selling prices were 2% higher in the Americas in 1998 versus 1997 due to the implementation of a price increase during the second quarter of 1998. European spawn selling prices were essentially the same as in 1997. The average spawn selling price in Australia decreased by 12% when translated to U.S. dollars, as the impact of a second quarter price increase was more than offset by an unfavorable currency rate movement with respect to the Australian dollar. The second factor contributing to sales increases in 1998 was a 76% increase in the sales of nutritional supplements and disease-control agents from 1997 levels. Sylvan's acquisition of Tartarin S.A. in December 1997 and sales gains in the Americas accounted for most of this increase. Nutritional supplements and disease-control agents accounted for 13% of the company's total 1998 net sales.

Fresh Mushrooms: Sylvan's net mushroom sales increased in 1998 to $30.7 million, primarily due to a 1% increase in pounds sold. Net mushroom sales were 2% higher in 1998, when compared with 1997's net sales of $30.2 million, and 5% higher in 1997 when compared with 1996's net sales of $28.9 million. The average selling price per pound for 1998 increased 0.5% when compared with 1997. The percentage of total pounds sold to the fresh market in 1998 was 92%, which was lower than the 94% in 1997, but the same as the 1996 proportion. These percentages fluctuate with variations in quality, availability of supply and various other competitive conditions. Production difficulties in 1998 reduced the quality and the supply of Quincy's mushrooms, which contributed to the lower fresh market percentage. Increased competition in Quincy's southeastern United States market area added to the decline and this competition is expected to continue into 1999.

U.S. industry activity as a whole, as described in Department of Agriculture crop reports, experienced an 11% increase in fresh mushroom sales in 1998, reflecting a 12% increase in pounds sold and a 1% decrease in the average selling price, when compared with 1997. There was a 3% increase in fresh mushroom sales in 1997 over 1996. The USDA crop reports also indicated that sales of processed mushrooms decreased 17% from 1997 to 1998 and 11% from 1996 to 1997.

COST OF SALES

The company's cost of sales, expressed as a percentage of sales, was 59% for 1998, 58% for 1997 and 57% for 1996. The 1998 increase was primarily caused by higher production costs in the fresh mushroom business.

Spawn and Spawn-Related Products: The cost of sales percentage for 1998 was 52%, as compared with 51% for both 1997 and 1996. This increase was primarily due to increases in the proportion of sales of nutritional supplements and disease-control agents, which have a higher cost of sales percentage than spawn products. In 1998, Sylvan benefited from additional European spawn production capacity, which eliminated the need to ship spawn from the company's U.S. production facilities to accommodate the strong demand from European markets. Discard percentages in North America were at historically low levels due to improvements in inoculum quality. Overseas discard rates were comparable to prior years with the exception of the Australia operation. The company has decided to replace the Australian plant's blender in the first half of 1999 in order to rectify production problems.

Fresh Mushrooms: The fresh mushroom cost of sales percentage was 76% for 1998, as compared with 72% for 1997 and 70% for 1996. The 1998 increase was due to various production inefficiencies in the second half of the year. These inefficiencies contributed to production yield reductions, spreading a cost structure that is primarily fixed in nature over fewer pounds.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were 21% of net sales for 1998, as compared with 20% for 1997 and 21% for 1996. The company recorded a nonrecurring expense of $0.6 million in 1998 to reflect the tentative settlement of two lawsuits. Fees for legal services were also higher than in prior years, primarily due to the lawsuits. Selling expenses were higher as the company implemented an expansion into Eastern European and Asian markets. This expansion will continue in 1999. Certain noncash expenses related to pension and other postretirement benefits were lower in 1998 when compared with 1997 and 1996, and are expected to decline further in 1999. In addition, bonus payments were reduced in 1998 from the levels paid in 1997 and 1996. Currency translation rates did not have a material effect on selling and administrative expenses for 1998.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by 14% in 1998 to $1.7 million, when compared with $1.5 million for 1997; and decreased by 26% in 1997 when compared with 1996 totals. In 1996, research and development expenses reflected charges related to the company's development of a proprietary compost nutritional supplement product that was successfully introduced commercially in the second half of 1997.

DEPRECIATION EXPENSE

Depreciation expense was $5.3 million in 1998, a 14% increase over the $4.6 million reported for 1997, and an 8% increase in 1997 when compared with the $4.3 million reported for 1996. The 1998 increase was a result of capital expenditures that totaled $8.2 million in 1998 and $7.6 million in 1997. Additionally, the second quarter 1998 acquisition of International Mushrooms Limited added to the depreciation expense.

INTEREST EXPENSE

Net interest expense for 1998 was $2.2 million, as compared with $2.1 million for both 1997 and 1996. The increase resulted from higher average borrowings for 1998, in spite of a lower average effective borrowing rate of 6.8%, as compared with 6.9% for 1997 and 7.9% for 1996.

OTHER INCOME (EXPENSE)

The company reported a net $0.1 million other expense total for 1998, which was comparable to the less than $0.1 million income reported in 1997, but substantially lower than the $2.3 million reported for 1996. The 1996 total included a $1.9 million nonrecurring gain from the settlement of certain postretirement medical benefit claims.

INCOME TAX EXPENSE

The company's effective income tax rate for 1998 was 26%, compared with 29% for 1997 and 27% for 1996. The 1998 decrease resulted from the contribution of a higher portion of the company's taxable income from European operating units, as compared with the previous years. The rate is expected to increase in 1999 in conjunction with profitability improvements of various foreign and domestic subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Sylvan evaluates its liquidity and capital resources position by comparing its investment requirements with its cash position, operating cash flow trends and credit availability. Available credit under the company's $55.0 million revolving credit arrangement was $25.4 million as of January 3, 1999. The arrangement provides for a reduction of the total credit amount over a six-year period, with the first reduction to $50 million effective August 6, 2003.

Net cash provided by operating activities was $10.2 million in 1999, as compared with $10.4 million in 1997 and $6.4 million in 1996. Sylvan's net investment in working capital (defined as the period-to-period change in the difference between current assets and current liabilities) increased by $2.0 million in 1998, compared with the 1997 level. The components of this change were a $1.6 million decrease in net accounts receivable, a $0.8 million increase in inventories, a $0.8 million increase in prepaid expenses and other assets, a $1.5 million decrease in accrued employee benefits and a $0.3 million increase in income taxes payable and other accrued liabilities.

Accounts receivable collection periods did not change significantly in 1998 from those experienced in 1997. Most of the decrease in accounts receivable was due to the collection of receivables by the company's Tartarin subsidiary that was acquired in late 1997. This decrease more than offset the increases in receivable balances that were driven by sales growth. Inventory levels increased in most territories to support sales growth and the expansion of operations. When expressed as days of inventory held, 1998 inventory was 68 days, compared with 62 days in 1997 and 59 days in 1996. Prepaid expenses and other assets increased by $0.8 million in 1998, compared with 1997, mainly in the company's French subsidiaries, as receivables relating to interest income and value-added taxes grew. Accounts payable and accrued liabilities decreased by $1.3 million in 1998, primarily as a result of the settlement of trade payables in Tartarin. Postretirement medical and other employee benefit liabilities decreased by $1.5 million, as a result of adjustments to defined benefit pension plan accruals and compensation accrual balances, mainly in U.S. operations. The company paid $0.6 million in self-insured workers' compensation in 1998, compared with $0.5 million in 1997 and $1.9 million in 1996. Payments for postretirement medical benefits were $0.1 million in both 1998 and 1997. The company anticipates cash outlays for self-insured workers' compensation of $0.2 million and for postretirement medical benefits of $0.1 million in 1999.

Cash used in investing activities totaled $9.8 million in 1998, compared with $11.6 million in 1997. In May 1998, the company acquired 90% of the issued share capital of International Mushrooms Limited, based in Navan, Ireland, for $1.6 million. Major capital expenditures in 1998 included the construction of a new inoculum production and quality assurance facility in France ($2.7 million), the completion of additional spawn production and storage facilities in the Netherlands ($0.6 million), and the construction of a new spawn production facility in South Africa ($0.9 million). Replacement capital expenditures represented less than 50% of the total. Capital expenditures in 1999 are expected to range from $7 million to $11 million, highlighted by the completion of the South African spawn production facility and the installation of a new blender and growing and storage facilities in our recently acquired Irish subsidiary. During 1998, the company repurchased 109,425 shares of Sylvan common stock at an average price of $13.94 per share. The comparative amounts in 1997 were 34,200 shares at an average price of $11.07 per share. Management expects to continue the repurchase program during 1999, subject to price and share availability conditions that make such purchases financially beneficial and appropriate.

Term debt and revolving credit obligations increased by $1.1 million in 1998, compared with an increase of $3.3 million in 1997. The company routinely assesses its requirements for additional capital investments as it experiences continued growth in the company's international spawn business. The revolving credit facility and net operating cash flows are expected to provide sufficient funding for projected 1999 expenditures.

Sylvan currently does not pay a dividend on its common stock. Management may, in the future, propose dividend payments after evaluating the company's current and projected liquidity and financing requirements, subject to net worth covenants contained in the company's revolving credit bank agreement.

YEAR 2000 ISSUES

State of Readiness. Sylvan is currently executing an overall Year 2000 compliance strategy through an evaluation conducted by its business systems department. The program consists essentially of addressing issues related to four identified primary risk areas. These are:

     o    business information systems;
     o    issues related to the company's products and customers;
     o    issues related to third-party product and service providers; and
     o    issues related to the company's facilities.

Business Information Systems. The business information systems program involves an ongoing assessment of the potential exposures of general computer systems utilized by each of Sylvan's sales, production and administrative subsidiaries. The company believes that, as a result of software upgrades and computer system purchases, Sylvan's computer systems should either not have a Year 2000 problem or should have been warranted to be Year 2000 compliant by third-party vendors during 1999.

Company Products and Customers. Exposures in production process areas relate almost entirely to the presence of imbedded operating systems for spawn production blenders and mushroom compost processing operations. A Year 2000 review has been conducted and the company believes that its mushroom compost processing systems and other imbedded systems in the U.S. are Year 2000 compliant. Software modifications will be required for several blender systems and for some European imbedded systems. These are expected to become available and implemented during 1999.

Because the company is in a narrowly structured industry, a substantial portion of its revenues is derived from a limited number of customers worldwide and, to some extent, Sylvan's business is dependent upon the efforts of those entities to address their own Year 2000 issues. However, the company believes that, due to the fungible nature of the raw materials, supplies and services utilized by Sylvan's customers and the relative ease of access to their customers and markets, the risks of Year 2000 related disruptions for such third parties are small and are not likely to have a material adverse effect on the company's business, results of operations, equity or financial condition. However, the company will continue to monitor this and other issues raised herein and respond accordingly.

Third-Party Products and Service Providers. The review of issues relating to the Year 2000 compliance of Sylvan's third-party product and service providers is in process. It includes defining inventory management processes, planning a third-party compliance assessment and identifying potential contingency plans or remediation strategies. The company believes that, due to their fungible nature, Year 2000 risk exposures relating to most of the raw materials and operating supplies used in the production of the company's products are low. Issues could exist with respect to the company's ability to obtain certain limited use items from third parties such as packaging for spawn products. The company is in the process of identifying such third parties and will be sending inquiries to them during the next few months. Based on the responses from those parties and the responses to any follow-up inquiries, the company will evaluate the necessity for contingency plans and, if such plans appear warranted, will revisit and revise those plans, as necessary, this year.

Facilities. A preliminary review of issues related to the Year 2000 compliance of Sylvan's facilities infrastructure has been completed and no major problems or significant risks are currently anticipated.

Year 2000 Cost. The total cost for the company's Year 2000 compliance efforts is currently estimated to be approximately $70,000. The majority of these costs relate to computer system installations and software upgrades and have been, or will be, capitalized and charged to expense over the estimated useful life of the associated software and hardware. The remaining costs have been and will be charged directly to expense. Additional costs could be incurred if significant remediation activities are required, particularly with respect to third-party suppliers, but the company does not anticipate that such costs will be material at this time.

Risks and Contingency Plans. Based on the Year 2000 compliance work conducted to date and described above, the company's most significant risk in its most likely worst case scenario appears to be that, upon completion of its review of its third-party product and service providers, certain of these suppliers may not be compliant. Future operating results could be adversely affected, if such product and service providers in fact do not become compliant in a timely manner and cannot provide Sylvan with the products and services that it requires in a timely and cost-effective manner and if the company is not able to obtain an inventory of such items as spawn product packaging to deal with the Year 2000 compliance problems of bag vendors. However, the company believes that the vendor management process which is currently being developed and undertaken will identify these potential risks.

At this time, a formal contingency plan for dealing with third-party product and service providers who are not Year 2000 compliant has not been developed because Sylvan does not believe that these issues are sufficiently material to warrant it and the company anticipates that potential supply interruptions can be avoided as described below. Nevertheless, the company will review this matter during the course of its continued evaluation of potential risks and exposures.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage this risk, the company enters into various contracts and options. A discussion of accounting policies for derivative instruments is included in Note 1 to the consolidated financial statements and further disclosure is provided in Note 12.

Foreign Currency Exchange Rate Risk: Note 9 of the consolidated financial statements sets forth revenues for five years based on the location of the company's customers. Sylvan has foreign currency exposures related to buying, selling, and financing in currencies other than the U. S. dollar. This exposes the company's future earnings, assets, liabilities, cash flow and financial instruments that are denominated in foreign currencies. A single currency, the Euro, was introduced in Europe on January 1, 1999. Of the 15 member countries of the European Union, 11 agreed to adopt the Euro as their legal currency on that date. Fixed conversion rates between the existing currencies of these 11 countries and the Euro were established as of that date. The existing currencies are scheduled to remain legal tender as denominations of the Euro until at least January 1, 2002. During this transition period, parties may settle transactions using either the Euro or a participating country's legal currency. Currently, Sylvan does not believe that the conversion to the Euro will have a material impact on its business or financial condition.

Sylvan believes that its most significant financial instrument rate exposure relates to its activities in the Netherlands. As of January 3, 1999, the net fair value liability of Dutch guilder denominated financial instruments was approximately $7.5 million. The potential fair value loss of a hypothetical 10% adverse change in the currency exchange rate would be approximately $750,000.

Interest Rate Risk: The company is subject to market risk from exposure to changes in interest rates based on its financing practices. This risk is managed by entering into a variety of financial instruments to maintain a desired level of exposure. The net fair value liability at January 3, 1999 of all financial instruments subject to interest rate exposures was approximately $29.6 million. The table below provides information about the company's financial instruments that are sensitive to interest rates. For debt obligations, the table presents principal cash flow and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected maturity dates. Weighted average interest rates are based on the three-month LIBOR rate in effect at the reporting date. No future rate assumptions have been made.


                                  Expected Maturity Date for Periods Ended December 31,
                         -------------------------------------------------------------------------
                            1999         2000         2001         2002         2003        Thereafter      Total     Fair Value
                            ----         ----         ----         ----         ----        ----------      -----     ----------
     (In Thousands)
Liabilities
Long term debt
   Fixed rate               $   825     $ 3,134       $  342      $   197       $   95       $  1,190      $ 5,783      $ 5,783
   Average interest rate       7.98%       8.01%        4.17%        7.21%        7.99%          8.53%
   Variable rate            $     0     $     0       $    0      $     0       $    0       $ 29,627      $29,627      $29,627
   Average interest rate       5.06%       5.06%        5.06%        5.06%        5.06%          5.06%
Interest rate swaps
   Fixed to variable        $10,000     $     0       $    0      $ 5,000       $    0       $ 10,000      $25,000      $25,000
   Average pay rate            6.05%                                 5.02%                       5.78%        5.74%
   Average receive rate        5.06%                                 5.06%                       5.06%


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time in this report, references are made to expectations regarding future performance of the company. Investors must recognize that events could turn out to be significantly different from what is expected. The following factors, among others, in some cases have affected and in the future could affect the company's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements:

     o    pricing or product initiatives of the company's competitors;
     o changes in exchange risks with respect to the Euro and existing currencies used in the company's markets;
     o    the loss of key executives or other employees of the company;
     o failure to achieve production yield and quality expectations from time to time; and
     o    unanticipated Year 2000 computer software exposures.

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

     (3).  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     3.1        Restated Certificate of Incorporation - previously filed as
                Exhibit 3.2 on April 27, 1990 with the company's Form 8 Amendment to its Form 10 Registration Statement which was filed on March 25, 1990 and is incorporated herein by reference

     3.2 Bylaws - previously filed as Exhibit 3.2 on March 28, 1991 with the company's Form 10-K Annual Report for the fiscal year ended December 30, 1990 and are incorporated herein by reference

     10.1       Compensation Plans and Arrangements - previously filed as (i)
                Exhibit 10.3 on April 2, 1993 with the company's Form 10-K Annual Report for the fiscal year ended January 2, 1994 and (ii)
                Exhibit 10.1 on March 29, 1995 with the company's Form 10-K Annual Report for the fiscal year ended January 1, 1995 and are incorporated herein by reference

     10.2 Material Contracts - (i) Revolving Credit Agreement dated as of August 6, 1998 by and among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, together with various annexes, exhibits and schedules and various related documents previously filed on November 10, 1998 as Exhibits 10.1 through
                10.10 with Sylvan's Form 10-Q Quarterly Report for the period ended September 27, 1998 and are incorporated herein by reference and (ii) Index of Other Exhibits to Revolving Credit Agreement previously filed as Exhibit 10.11 with the above referenced Form 10-Q Quarterly Report and is incorporated herein by reference

     11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein

     21         Subsidiaries of the Registrant

     27         Financial Data Schedule

(b)      REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 1999.


                                      By  /s/   DENNIS C. ZENSEN
                                         ---------------------------
                                              Dennis C. Zensen
                                              President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                 Title                                      Date
              ---------                                 -----                                      ----
     /s/   DENNIS C. ZENSEN                    Chairman of the Board of                        March 25, 1999
------------------------------------------     Directors, President and                 ---------------------------
 Dennis C. Zensen                              Chief Executive Officer
                                               (Principal Executive Officer)


    /s/  DONALD A. SMITH                       Chief Financial Officer                         March 25, 1999
------------------------------------------     (Principal Financial and                 ---------------------------
 Donald A. Smith                               Accounting Officer)



     /s/   WILLIAM L. BENNETT                  Director                                        March 25, 1999
------------------------------------------                                              ---------------------------
 William L. Bennett


    /s/   MONIR K. ELZALAKI                    President, Sylvan America, Inc.                 March 25, 1999
------------------------------------------     Director                                 ---------------------------
 Monir K. Elzalaki


     /s/   VIRGIL H. JURGENSMEYER              Director                                        March 25, 1999
-----------------------------------------                                               ----------------------------
 Virgil H. Jurgensmeyer


     /s/   DONALD T. PASCAL                    Director                                        March 25, 1999
------------------------------------------                                              ---------------------------
 Donald T. Pascal


              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


Exhibit No.                             Description                                                        Page No.
----------                              -----------                                                        --------
              Consent of Independent Public Accountants                                                        F-1

              Report of Independent Public Accountants                                                         F-2

              Consolidated Balance Sheets at January 3, 1999, and
              December 28, 1997                                                                                F-3

              Consolidated Statements of Income for the Years Ended
              January 3, 1999, December 28, 1997, and December 29, 1996                                        F-5

              Consolidated Statements of Changes in Shareholders' Equity for the
              Years Ended January 3, 1999, December 28, 1997,
              and December 29, 1996                                                                            F-6

              Consolidated Statements of Cash Flows for the Years Ended
              January 3, 1999, December 28, 1997, and December 29, 1996                                        F-7

              Notes to Consolidated Financial Statements                                                       F-8

              Schedule II - Valuation and Qualifying Accounts for the Years
              Ended January 3, 1999, December 28, 1997, and December 29, 1996                                  F-26

              Report of Independent Public Accountants on Financial Statement
              Schedule                                                                                         F-27

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

   3.2        Bylaws                                                                                           (b)

   10.1.1     Sylvan Foods Holdings, Inc. 1990 Stock Option Plan, as amended                                   (c)

   10.1.2     Sylvan Foods, Inc. Target Benefit Annuity Purchase Plan                                          (c)

   10.1.3     Sylvan Foods Holdings, Inc. 1993 Stock Option Plan for Nonemployee Directors                     (d)

   10.2.1     Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc.
              INC., a Nevada corporation, and SYLVAN FOODS (NETHERLANDS) B. V., a Dutch corporation, as Borrowers; the Banks party thereto from time to time and MELLON
              BANK, N.A., a national banking association, as issuing bank and as agent for the
              Banks thereunder, together with various annexes, exhibits, and schedules                         (e)

   10.2.2     Revolving Credit Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the
              amount of $25,000,000                                                                            (e)

   10.2.3     Revolving Credit Note, dated August 6, 1998, payable to ABN AMRO Bank,
              Pittsburgh Branch, in the amount of $25,000,000                                                  (e)


   10.2.4     Promissory Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the
              amount of $5,000,000                                                                             (e)

   10.2.5     Mellon Global Cash Management ABS Agreement, dated August 6, 1998, by and
              between Sylvan Inc. and Mellon Bank, N.A                                                         (e)

   10.2.6     Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Sylvan Inc. and Mellon Bank, N.A                                                                 (e)

   10.2.7     Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Sylvan Foods, Inc. and Mellon Bank, N.A                                                          (e)

   10.2.8     Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Sylvan America, Inc. (a Pennsylvania corporation) and Mellon Bank, N.A                           (e)

   10.2.9     Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Sylvan America, Inc. (a Nevada corporation) and Mellon Bank, N.A                                 (e)

   10.2.10    Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Quincy Corporation and Mellon Bank, N.A                                                          (e)

   10.2.11    Index of Other Exhibits to the Revolving Credit Agreement referenced in Exhibit 10.1             (e)

   21         Subsidiaries of the Registrant

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

     (e) This exhibit was previously filed on November 10, 1998 as Exhibits 10-1 through 10-11 with the company's Form 10-Q Quarterly Report for the period ended September 27, 1998 and is incorporated herein by reference.

                              ARTHUR ANDERSEN LLP

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference in Sylvan Inc.'s Form 10-K of our reports included or incorporated by reference in the Company's previously filed registration statements on Form S-8 (No. 33-46797 and No. 33-86332), including the prospectuses therein, relating to the Company's 1990 Stock Option Plan and on Form S-8 (No. 33-83962), including the prospectus therein, relating to the Company's 1993 Stock Option Plan for Nonemployees Directors. It should be noted that we have not audited any financial statements of the Company subsequent to February 5, 1999 or performed any audit procedures subsequent to the date of our report.


                                                         /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
  March 29, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Sylvan Inc.:

We have audited the accompanying consolidated balance sheets of Sylvan Inc. (a Nevada corporation) and Subsidiaries as of January 3, 1999 and December 28, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sylvan Inc. and Subsidiaries as of January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1999, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania
       February 5, 1999

                          SYLVAN INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS

                                                                                         January 3,             December 28,
                                                                                            1999                    1997
                                                                                         ----------             ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                            $  6,497                $  5,567
     Trade accounts receivable (less allowance
       for doubtful accounts of $710 and
       $812, respectively)                                                                  12,630                  13,435
     Inventories                                                                             9,820                   8,723
     Prepaid income taxes and other expenses                                                 1,459                   1,107
     Other current assets                                                                    1,505                     685
     Deferred income tax benefit                                                               856                     686
                                                                                          --------                --------

                  Total current assets                                                      32,767                  30,203
                                                                                          --------                --------

PROPERTY, PLANT AND EQUIPMENT:
     Land and improvements                                                                   3,016                   2,999
     Buildings                                                                              32,384                  27,590
     Equipment                                                                              47,168                  40,363
                                                                                          --------                --------
                                                                                            82,568                  70,952

     Less- Accumulated depreciation                                                        (29,129)                (23,324)
                                                                                          --------                --------

                  Total property, plant and equipment, net                                  53,439                  47,628
                                                                                          --------                --------


INTANGIBLE ASSETS, net of accumulated
     amortization of $3,249 and $2,647, respectively                                        12,218                  11,466

OTHER ASSETS, net of accumulated amortization
     of $1,711 and $1,473, respectively                                                      4,126                   4,383
                                                                                          --------                --------

TOTAL ASSETS                                                                              $102,550                $ 93,680
                                                                                          ========                ========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands Except Share Data)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                     January 3,             December 28,
                                                                                        1999                    1997
                                                                                     ----------             ------------
CURRENT LIABILITIES:
     Current portion of long-term debt                                                $    825                 $   448
     Accounts payable - trade                                                            5,341                   5,643
     Accrued salaries, wages and other employee benefits                                 2,504                   3,323
     Other accrued liabilities                                                           2,150                   1,434
     Income taxes payable                                                                3,041                   2,416
                                                                                      --------                 -------

                  Total current liabilities                                             13,861                  13,264
                                                                                      --------                 -------

LONG-TERM AND REVOLVING-TERM DEBT                                                       34,586                  32,690
                                                                                      --------                 -------

OTHER LONG-TERM LIABILITIES:
     Other employee benefits                                                             1,054                   1,767
     Other                                                                               1,437                   1,054
                                                                                      --------                 -------

                  Total other long-term liabilities                                      2,491                   2,821
                                                                                      --------                 -------

MINORITY INTEREST                                                                        1,348                     914

SHAREHOLDERS' EQUITY:
     Common stock, voting, par value $.001, 10,000,000 shares authorized,
       6,637,201 and 6,589,784 shares issued and 6,387,336 and 6,449,344 shares
       outstanding in 1998 and 1997, respectively                                            7                       7
     Common capital contributed in excess of par                                        16,443                  15,638
     Retained earnings                                                                  41,657                  35,320
     Less-Treasury stock, at cost, 249,865 and 140,440
       shares in 1998 and 1997, respectively                                            (2,318)                   (792)
                                                                                      --------                 -------
                                                                                        55,789                  50,173

     Cumulative translation adjustment                                                  (2,122)                 (3,032)
     Pension adjustment                                                                 (3,403)                 (3,150)
                                                                                      --------                 -------

     Accumulated other comprehensive deficit                                            (5,525)                 (6,182)
                                                                                      --------                 -------

                  Total shareholders' equity                                            50,264                  43,991
                                                                                      --------                 -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $102,550                 $93,680
                                                                                      ========                 =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

                        (In Thousands Except Share Data)


                                                                       1998                1997                1996
                                                                    ----------          ----------           ----------
NET SALES                                                           $   89,555          $   81,560           $   79,111
                                                                    ----------          ----------           ----------

OPERATING COSTS AND EXPENSES:
     Cost of sales                                                      52,749              47,256               45,262
     Selling and administrative                                         18,710              16,719               16,922
     Research and development                                            1,717               1,506                2,031
     Depreciation                                                        5,268               4,606                4,261
                                                                    ----------          ----------           ----------

                                                                        78,444              70,087               68,476
                                                                    ----------          ----------           ----------

OPERATING INCOME                                                        11,111              11,473               10,635

INTEREST EXPENSE, net                                                    2,170               2,058                2,096

OTHER INCOME (EXPENSE)                                                    (116)                 31                2,273
                                                                    ----------          ----------           ----------

INCOME BEFORE INCOME TAXES                                               8,825               9,446               10,812
                                                                    ----------          ----------           ----------

PROVISION FOR INCOME TAXES:
       Current                                                           1,935               2,626                  991
       Deferred                                                            344                 113                1,901
                                                                    ----------          ----------           ----------
                                                                         2,279               2,739                2,892

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                    6,546               6,707                7,920
                                                                    ----------          ----------           ----------

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                209                 225                  101
                                                                    ----------          ----------           ----------

NET INCOME                                                          $    6,337          $    6,482           $    7,819
                                                                    ==========          ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                             6,440,287           6,395,971            6,344,609
                                                                    ==========          ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES                                      6,533,740           6,406,544            6,354,379
                                                                    ==========          ==========           ==========

NET INCOME PER SHARE - BASIC                                        $     0.98          $     1.01           $     1.23
                                                                    ==========          ==========           ==========
NET INCOME PER SHARE - DILUTED                                      $     0.97          $     1.01           $     1.23
                                                                    ==========          ==========           ==========




       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE THREE FISCAL YEARS ENDED JANUARY 3, 1999,
                    DECEMBER 28, 1997, AND DECEMBER 29, 1996
                        (In Thousands Except Share Data)

                                                  Common            Common
                                                   Stock            Capital
                                            ------------------  Contributed in  Retained
                                             Shares     Amount   Excess of Par  Earnings
                                            --------    ------  --------------  --------
BALANCE, December 31, 1995                  6,354,792     $6        $13,070     $21,019

 Net income                                         -      -              -       7,819

 Exercise of stock options and stock
  option compensation expense                 125,300      -          1,307           -
 Purchase of treasury stock                         -      -              -           -
 Other comprehensive income:
    Foreign currency translation adjustment         -      -              -           -
    Minimum pension liability adjustment            -      -              -           -
                                            ---------     --        -------     -------
           Comprehensive income


BALANCE, December 29, 1996                  6,480,092      6         14,377      28,838

 Net income                                         -      -              -       6,482

 Exercise of stock options                    109,692      1          1,261           -
 Purchase of treasury stock                         -      -              -           -
 Other comprehensive income:
    Foreign currency translation adjustment         -      -              -           -
    Minimum pension liability adjustment            -      -              -           -
                                            ---------     --        -------     -------
           Comprehensive income


BALANCE, December 28, 1997                  6,589,784      7         15,638      35,320

 Net income                                         -      -              -       6,337

 Exercise of stock options and stock
  option compensation expense                  47,417      -            805           -
 Purchase of treasury stock                         -      -              -           -
 Other comprehensive income:
    Foreign currency translation adjustment         -      -              -           -
    Minimum pension liability adjustment            -      -              -           -
                                            ---------     --        -------     -------
           Comprehensive income


BALANCE  January 3, 1999                    6,637,201     $7        $16,443     $41,657
                                            =========     ==        =======     =======


                                                      Accumulated
                                                         Other          Total
                                            Treasury  Comprehensive  Shareholders'  Comprehensive
                                              Stock      Deficit        Equity          Income
                                            --------  -------------  -------------  -------------
BALANCE, December 31, 1995                     $(281)      $(179)      $33,635

 Net income                                        -           -         7,819          $7,819

 Exercise of stock options and stock
  option compensation expense                      -           -         1,307
 Purchase of treasury stock                     (133)                     (133)
 Other comprehensive income:
    Foreign currency translation adjustment        -      (1,839)       (1,839)         (1,839)
    Minimum pension liability adjustment           -         451           451             451
                                             -------     -------       -------          ------
           Comprehensive income                                                         $6,431
                                                                                        ======

BALANCE, December 29, 1996                      (414)     (1,567)       41,240

 Net income                                        -           -         6,482          $6,482

 Exercise of stock options                         -           -         1,262
 Purchase of treasury stock                     (378)          -          (378)
 Other comprehensive income:
    Foreign currency translation adjustment        -      (3,993)       (3,993)         (3,993)
    Minimum pension liability adjustment           -        (622)         (622)           (622)
                                             -------     -------       -------          ------
           Comprehensive income                                                         $1,867
                                                                                        ======

BALANCE, December 28, 1997                      (792)     (6,182)       43,991

 Net income                                        -           -         6,337          $6,337

 Exercise of stock options and stock
  option compensation expense                      -           -           805
 Purchase of treasury stock                   (1,526)          -        (1,526)
 Other comprehensive income:
    Foreign currency translation adjustment        -         910           910             910
    Minimum pension liability adjustment           -        (253)         (253)           (253)
                                             -------     -------       -------          ------
           Comprehensive income                                                         $6,994
                                                                                        ======

BALANCE  January 3, 1999                     $(2,318)    $(5,525)      $50,264
                                             =======     =======       =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                            1998         1997         1996
                                                                           -------      -------      -------
CASH FLOWS FROM OPERATIONS:
  Net income                                                               $ 6,337      $ 6,482      $ 7,819
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation                                                           5,268        4,606        4,261
      Amortization                                                             839          631          677
      Employee benefits                                                     (1,488)        (757)      (5,376)
      Trade accounts receivable                                              1,557         (894)      (1,311)
      Inventories                                                             (757)        (602)        (518)
      Prepaid expenses                                                      (1,119)         (87)        (295)
      Other assets                                                             309        1,442          393
      Accounts payable, accrued expenses
        and other liabilities                                               (1,311)        (806)        (972)
      Income taxes payable                                                     519          423        1,103
      Minority interest                                                        302          225          485
      Other                                                                   (234)        (246)         111
                                                                           -------      -------      -------

              Net cash provided by operations                               10,222       10,417        6,377
                                                                           -------      -------      -------

CASH FLOWS FROM INVESTING:
     Expenditures for property, plant and equipment                         (8,195)      (7,647)      (9,980)
     Payment for acquisition, net of cash acquired                          (1,619)      (3,923)          -
                                                                           -------      -------      -------

              Net cash used in investing                                    (9,814)     (11,570)      (9,980)
                                                                           -------      -------      -------

CASH FLOWS FROM FINANCING:
     Principal payments on long-term debt                                     (679)        (425)      (5,579)
     Net borrowings under revolving credit loan                              1,756        3,734        8,346
     Proceeds from exercise of stock options                                   546        1,125          948
     Purchase of treasury shares                                            (1,525)        (379)        (133)
                                                                           -------      -------      -------

              Net cash provided by financing                                    98        4,055        3,582
                                                                           -------      -------      -------

EFFECT OF EXCHANGE RATES ON CASH                                               424       (1,555)      (1,134)
                                                                           -------      -------      -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                            930        1,347       (1,155)

CASH AND CASH EQUIVALENTS, beginning of period                               5,567        4,220        5,375
                                                                           -------      -------      -------

CASH AND CASH EQUIVALENTS, end of period                                   $ 6,497      $ 5,567      $ 4,220
                                                                           =======      =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
     Interest paid                                                         $ 1,964      $ 2,352      $ 2,078
     Income taxes paid                                                       2,478        2,038        2,022

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCIAL ACTIVITIES:

    ACQUISITION OF BUSINESSES:
     Fair value of assets acquired                                         $ 4,492      $ 5,619      $     -

     Cash paid for the capital stock                                        (1,619)      (3,923)           -
                                                                           -------      -------      -------
        Liabilities assumed                                                $ 2,873      $ 1,696      $     -
                                                                           =======      =======      =======


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Period

The Company maintains its accounting records on a 52-53 week fiscal year ending the Sunday nearest December 31. The 1998 fiscal year was 53 weeks, the 1997 and 1996 fiscal years were 52 weeks.

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

Cash and Cash Equivalents

All cash equivalents are stated at cost, which approximates market. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. In addition, included in other assets is a pledged, interest-bearing cash balance of approximately $2.7 million maintained by a U.S. bank.

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

Other Income

Included in other income for the year ended December 29, 1996, is the gain of $1.9 million from the settlement of litigation related to postretirement medical benefits for hourly employees of its defunct Moonlight Mushrooms, Inc. subsidiary (Moonlight).

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

Foreign Currency Exchange Risk Management

The Company evaluates and hedges foreign currency exchange risk exposure on a transaction-by-transaction basis. As of January 3, 1999, the Company had no outstanding foreign currency exchange contracts.

Highly Inflationary Currency

Beginning in 1998, the company categorized Turkey as highly inflationary and, therefore, the U.S. dollar is the financial currency. Turkish operations are not material to the Company as a whole.

Interest Rate Risk Management

The Company uses interest rate swap agreements to convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future results. The Company has these agreements with its banks as counterparties. The agreements replace the floating (Euro-rate) LIBOR basis with a 90-day fixed LIBOR basis as described in the table below. At the end of each 90-day period, the Company and its counterparties make appropriate payments to settle the difference between the floating rate LIBOR and the fixed rate LIBOR. When the floating rate LIBOR exceeds the fixed rate LIBOR at the beginning of a 90-day term, the counterparties will pay the difference between the rates for the appropriate notional amount to the Company. Conversely, when the fixed rate exceeds the floating rate, the Company will pay its counterparties. Amounts receivable or payable under these swap agreements are recorded as an adjustment to interest expense. The Company's contractual swap agreements as of January 3, 1999, are as follows:

         Notional         Origination      Expiration      Fixed
          Amount              Date             Date        Rate
        -----------    ---------------   ---------------   -----
        $ 5,000,000    October 3, 1997   October 4, 1999   6.08%
          5,000,000    October 29,1997   October 29,1999   6.03%
         10,000,000    August 25, 1998   August 25, 2007   5.78%
          5,000,000    October 4, 1999   October 4, 2002   5.02%

Recent Pronouncements

During 1998, the Company adopted several accounting pronouncements. SFAS No. 130, "Reporting Comprehensive Income," requires the components of comprehensive income to be disclosed in the financial statements, which the company has disclosed in the consolidated statements of changes in shareholders' equity. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires certain information to be reported about operating segments on a basis consistent with the Company's internal organizational structure. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises the disclosures for pensions and other postretirement benefits and standardizes them into a combined format. Required disclosures have been made and prior years' information has been reclassified for the impact of these pronouncements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 will be effective for all fiscal quarters and fiscal years beginning after June 15, 1999. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133.

Earnings Per Common Share

During the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share." Under SFAS No. 128, earnings per share are categorized as basic earnings per share and diluted earnings per share. Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares. Treasury shares are treated as retired for the purpose of the earnings per share calculation. All prior periods have been restated to reflect this adoption.

The following table reflects the calculation of earnings per share under SFAS No. 128 (in thousands except share data):

                                                          January 3,                 December 28,            December 29,
                                                             1999                        1997                    1996
                                                          ----------                 ------------            ------------
Basic Earnings Per Share:
      Net income                                          $    6,337                  $    6,482              $    7,819

                                                          ----------                  ----------              ----------
      Average shares outstanding                           6,440,287                   6,395,971               6,344,609
                                                          ----------                  ----------              ----------
      Earnings per share                                  $     0.98                  $     1.01              $     1.23
                                                          ==========                  ==========              ==========

 Diluted Earnings Per Share:
      Net income                                          $    6,337                  $    6,482              $    7,819

      Average shares outstanding                           6,440,287                   6,395,971               6,344,609
      Stock options outstanding                               93,453                      10,573                   9,770
                                                          ----------                  ----------              ----------
      Diluted average shares outstanding                   6,533,740                   6,406,544               6,354,379
                                                          ----------                  ----------              ----------
      Earnings per share                                  $     0.97                  $     1.01              $     1.23
                                                          ==========                  ==========              ==========

2. ACQUISITIONS:

In May 1998, the Company acquired 90% of the capital stock of International Mushrooms Limited, a company incorporated in Ireland, that manufactures and distributes mushroom spawn. The purchase price was $1.6 million. This acquisition has been accounted for as a purchase transaction. As a result of purchase price allocations, the purchase price exceeded the fair value of net assets acquired by $0.8 million, which will be amortized over 20 years.

In December 1997, the Company acquired all of the issued share capital of Tartarin S.A., a French distributor of compost nutritional supplements and disease-control agents. The purchase price was $3.9 million. This acquisition has been accounted for as a purchase transaction. As a result of purchase price allocations, the purchase price exceeded the fair value of net assets acquired by approximately $2.9 million which will be amortized over 20 years.

Had the acquisitions taken place at the beginning of 1998 and 1997, respectively, the pro forma impact on sales, net income and diluted earnings per share would not be materially different from the amounts reported.

3. INVENTORIES:

Inventories are summarized as follows (in thousands):

                                                              January 3,      December 28,
                                                                 1999             1997
                                                              ----------      ------------
           Growing crops and compost material                   $4,882           $3,757
           Stores and other supplies                             1,632            2,023
           Mushrooms and spawn on hand                           3,306            2,943
                                                                ------           ------

                                                                $9,820           $8,723
                                                                ======           ======

4. LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

The Company has a Revolving Credit Agreement (the Agreement) with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the Company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the Agreement as follows:

                                                  Maximum Aggregate
                   Period Beginning              Outstanding Balance
                   ----------------              -------------------
                    August 6, 1998                   $55.0 million
                    August 6, 2003                    50.0 million
                    August 6, 2004                    45.0 million

Outstanding borrowings under the Agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin), at the Company's option. On January 3, 1999, the Company had outstanding borrowings under the Agreement of $29.6 million. The revolving credit loans mature on August 5, 2005. The Company intends to extend the terms of the revolving credit agreement or secure a similar arrangement through August 2007, which is concurrent with the expiration date of the longest term interest rate swap.

The Agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the Agreement are guaranteed by certain wholly owned subsidiaries of the Company.

In 1995, the Company obtained Dutch guilder financing for the acquisition of plant and machinery in the Netherlands. Loans outstanding under this agreement, amounting to approximately $1.9 million, are repayable in quarterly installments over periods between three and eighteen years. Interest is payable with each installment at a fixed rate of between 8.35% and 8.55% until 2000, after which the interest rate may vary. The Company has granted a security interest over certain Dutch assets to secure these borrowings.

The Company has a French-franc-denominated loan of FF15.0 million (approximately $2.7 million). Interest is payable based on a formula that utilizes a Paris Interbank Offer Rate plus an applicable margin. Repayment is due in January 2000. The loan is supported by a letter of credit.

The Company incurred approximately $2.1 million in gross interest expense during 1998 at a weighted average interest rate of 6.78%. The contractual principal payments due under the Company's loan agreements are as follows (in thousands):

               1999                            $   825
               2000                              3,134
               2001                                343
               2002                                197
               2003                                 95
               Thereafter                       30,817
                                               -------
               Total                           $35,411
                                               =======

5. ACCRUED SALARIES, WAGES AND OTHER EMPLOYEE BENEFITS:

Accrued salaries, wages and other employee benefits are composed of the following (in thousands):

                                         January 3, 1999     December 28, 1997
                                         ---------------     -----------------
Accrued compensation                          $1,536               $2,153
Accrued vacation                                 713                  610
Other                                            255                  560
                                              ------               ------

Total                                         $2,504               $3,323
                                              ======               ======

6. INCOME TAXES:

The Company files a consolidated U.S. federal income tax return with its wholly owned U.S. subsidiaries. The Company does not provide for federal income taxes on unremitted earnings of non-U.S. subsidiaries.

The amounts of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):


                                             Year Ended                    Year Ended                    Year Ended
                                           January 3, 1999              December 28, 1997             December 29, 1996
                                           ---------------              -----------------             -----------------
Domestic                                        $2,417                        $2,807                       $ 5,783
Foreign                                          6,408                         6,639                         5,029
                                                ------                        ------                       -------

Total                                           $8,825                        $9,446                       $10,812
                                                ======                        ======                       =======

The provision (benefit) for income taxes consists of the following (in thousands):

                                             Year Ended                    Year Ended                    Year Ended
                                           January 3, 1999              December 28, 1997             December 29, 1996
                                           ---------------              -----------------             -----------------
Current-
  Federal                                       $  150                        $  668                       $    11
  State                                            (31)                           74                           248
  Foreign                                        1,816                         1,884                           732

Deferred-
  Federal                                          354                           119                         1,895
  State                                            (10)                           (6)                            6
  Foreign                                            -                             -                             -
                                                ------                        ------                       -------

                                                $2,279                        $2,739                       $ 2,892
                                                ======                        ======                       =======

A reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to income before income taxes and the actual provision for income taxes is as follows (in thousands):

                                             Year Ended                    Year Ended                    Year Ended
                                           January 3, 1999              December 28, 1997             December 29, 1996
                                           ---------------              -----------------             -----------------
Income tax at U.S.
  federal statutory rate                        $3,000                       $3,212                       $ 3,642
State income taxes,
  net of federal
  income tax benefit                               (21)                          49                           164
Foreign taxes at rates
  other than
  effective U.S. rates                            (490)                        (382)                         (825)
Net (permanent benefits)
  nondeductible charges                           (259)                         (22)                          (24)
Other, net                                          49                         (118)                          (65)
                                                ------                       ------                       -------

Total provision for
  income taxes                                  $2,279                       $2,739                       $ 2,892
                                                ======                       ======                       =======

The sources of deferred income taxes consist of the following (in thousands):

                                             Year Ended                    Year Ended                    Year Ended
                                           January 3, 1999              December 28, 1997             December 29, 1996
                                           ---------------              -----------------             -----------------
Workers' compensation                           $  226                        $  201                       $    66
Depreciation                                       248                            72                           130
OPEB                                                38                           (36)                        1,613
Other, net                                        (168)                         (124)                           92
                                                ------                        ------                       -------

                                                $  344                        $  113                       $ 1,901
                                                ======                        ======                       =======

Temporary differences which generate significant portions of the Company's deferred tax assets and liabilities as of January 3, 1999, and December 28, 1997, were (in thousands):

                                                                          January 3, 1999              December 28, 1997
                                                                          ---------------              -----------------
Postretirement benefits other than pensions                                   $ (364)                       $ (402)
Depreciation                                                                   3,691                         3,443
Workers' compensation                                                           (109)                         (335)
Net operating loss carryforwards                                                (610)                         (964)
Other, net                                                                      (669)                         (501)
                                                                              ------                        ------

  Total                                                                        1,939                         1,241

Less- Valuation allowance                                                        610                           964
                                                                              ------                        ------

Net deferred tax liability                                                    $2,549                        $2,205
                                                                              ======                        ======

Included in net deferred tax liabilities at January 3, 1999, are unrealized tax benefits amounting to $0.6 million related to net operating loss carryforwards. The realization of these tax benefits is contingent on future taxable net income being generated by certain foreign operations. The life of the carryforwards is determined by various foreign taxation jurisdictions, and will expire over periods ranging from one year to an indefinite period. The Company has recognized a valuation allowance that reduces the carrying value of unrealized net deferred tax benefits relating to net operating loss carryforwards to offset the deferred tax benefits that may not be realized.

7. EMPLOYEE BENEFITS:

The Company has a noncontributory defined benefit pension plan covering substantially all of the former employees of Moonlight and certain employees of Sylvan Foods, Inc. and Sylvan America, Inc., wholly owned subsidiaries of the Company. The Company's funding policy is to contribute annually an amount that satisfies the minimum funding requirement under the Employee Retirement Income Security Act and that is also deductible for federal income tax purposes.

The accumulated benefit obligation at January 3, 1999 and December 28, 1997, was $33.9 million and $33.4 million, respectively, all of which was fully vested. The plan's assets consist primarily of U.S. government obligations, temporary deposits, common stocks and corporate obligations.

The plan's funded status and amounts recognized in the Company's consolidated financial statements, together with the accumulated postretirement benefit obligations related to the former Moonlight operations, are set forth in the following table (in thousands):

                                                      Pension Benefits                             Other Benefits
                                            ------------------------------------------  -------------------------------------------
                                            January 3,     December 28,   December 29,  January 3,     December 28,    December 29,
                                               1999           1997            1996         1999            1997            1996
                                            ----------     ------------   ------------  ----------     ------------    ------------
Change in benefit obligation:
   Benefit obligation at beginning of year    $33,413        $30,144         $29,882      $   714         $   800         $ 4,341
   Interest cost                                2,093          2,100           2,083           47              56             181
   Plan amendments                                  -              -               -            -             (42)              -
   USWA settlement                                  -              -               -            -               -          (4,605)
   Actuarial (gain) loss                          726          3,371              52           27             (11)          1,231
   Benefits paid                               (2,346)        (2,202)         (1,873)         (72)            (89)           (348)
                                              -------        -------         -------      -------         -------         -------
   Benefit obligation at end of year          $33,886        $33,413         $30,144      $   716         $   714         $   800
                                              =======        =======         =======      =======         =======         =======

Change in plan assets:
   Fair value of plan assets at
     beginning of year                        $33,089        $30,142         $29,473      $     -         $     -         $     -
   Actual return on plan assets                 3,124          5,149           2,542            -               -               -
   Employer contributions                           -              -               -           72              89             348
   Benefits paid                               (2,346)        (2,202)         (1,873)         (72)            (89)           (348)
                                              -------        -------         -------      -------         -------         -------
   Fair value of plan assets at end of
     year                                     $33,867        $33,089         $30,142      $     -         $     -         $     -
                                              =======        =======         =======      =======         =======         =======

Reconciliation of funded status:
   Funded status                              $   (19)       $  (324)        $    (2)     $  (716)        $  (714)        $  (800)
   Unrecognized net actuarial (gain)
     or loss                                    4,704          4,451           3,828         (251)           (293)           (296)
   Unrecognized prior service cost                  -              -               -          (68)            (74)            (34)
                                              -------        -------         -------      -------         -------         -------
   Prepaid (accrued) benefit liability        $(4,685)       $(4,127)        $(3,826)     $(1,035)        $(1,081)        $(1,130)
                                              =======        =======         =======      =======         =======         =======

Weighted-average assumptions as of end
of fiscal year:
   Discount rate                                 6.50%          6.50%           7.25%        7.00%           7.00%           7.50%
   Expected return on plan assets                9.00%          9.00%           9.00%           -               -               -
   Rate of compensation increase                    -              -               -            -               -               -

Component of net periodic pension cost
(income):
   Interest cost                              $ 2,093        $ 2,100         $ 2,083      $    47   $          56         $   181
   Expected return on plan assets              (2,689)        (2,426)         (2,399)           -               -               -
   Amortization of prior service cost               -              -               -           (6)             (2)            (10)
   Recognized net actuarial (gain) loss            37             26              30          (15)            (14)            (32)
                                              -------        -------         -------      -------         -------         -------
   Net periodic benefit cost (income)         $  (559)       $  (300)        $  (286)     $    26         $    40         $   139
                                              =======        =======         =======      =======         =======         =======

                                                         Pension Benefits                            Other Benefits
                                            ------------------------------------------  -------------------------------------------
                                            January 3,     December 28,   December 29,  January 3,     December 28,    December 29,
                                               1999           1997            1996         1999            1997            1996
                                            ----------     ------------   ------------  ----------     ------------    ------------
Amounts recognized in the consolidated
balance sheet consist of:
    Accrued benefit liability                 $   (19)       $  (324)        $    (2)     $(1,035)        $(1,081)        $(1,130)
    Accumulated other comprehensive
     income                                     4,704          4,451           3,828            -               -               -
                                              --------------------------------------      ---------------------------------------
    Net amount recognized at year end         $ 4,685        $ 4,127         $ 3,826      $(1,035)        $(1,081)        $(1,130)
                                              ======================================      =======================================

    Other comprehensive income
     attributable to change in additional
     minimum liability recognition            $   253        $   622         $  (451)           -               -               -


Additional year-end information for pension
plans with accumulated benefit
obligations in excess of plan assets:
    Projected benefit obligation              $33,886        $33,413         $30,144            -               -               -
    Accumulated benefit obligation            $33,886        $33,413         $30,144            -               -               -
    Fair value of plan assets                 $33,867        $33,089         $30,142            -               -               -


Assumed health care cost trend:
    Initial trend rate                              -              -               -         7.12%           7.50%           7.50%
    Ultimate trend rate                             -              -               -         5.25%           5.25%           5.25%
    Year ultimate trend reached                     -              -               -         2003            2003            2003

    A one-percentage-point change in
    the assumed health care cost trend
    rates would have the following effects:


                                                            One Percentage                    One Percentage
                                                            Point Increase                    Point Decrease
                                                            ------------------------------------------------
    Effect on total of service and
    interest cost components for 1998                           $    4                            $   (3)

    Effect on 1998 postretirement
    benefit obligation                                          $   64                            $  (56)


On October 31, 1996, the Company negotiated a settlement related to postretirement medical benefits for hourly retirees of its former Moonlight subsidiary. Under the settlement, the Company made a $1.2 million lump-sum payment to the United Steelworkers of America AFL-CIO-CLC (USWA) in exchange for the USWA's release of certain employment and benefit-related claims of the Moonlight hourly retirees for current and future periods, and the assumption by the USWA of the administration of the applicable benefit programs. A noncash gain of $1.9 million resulted from the settlement of liabilities for postretirement medical benefits that had been recorded in the financial statements. The remaining liability as of January 3, 1999, represents postretirement medical benefits of Moonlight's salaried retirees.

8. STOCK OPTIONS:

In June 1991, the shareholders approved a stock option plan (the 1990 Plan) for employees and others who perform substantial services for the Company covering 600,000 shares of common stock, and subsequently approved the use of an additional 600,000 shares by the 1990 Plan in June 1995. In June 1993, the shareholders approved a stock option plan (the 1993 Plan) for nonemployee directors of the Company, covering 100,000 shares of common stock. The Company accounts for both plans under the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for options granted at fair market value. Had compensation cost for this plan been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share (EPS) would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                  1998          1997       1996
                                                 ------        ------     ------
Net Income:             As Reported              $6,337        $6,482     $7,819
                        Pro Forma                 5,938         6,224      7,603
Diluted EPS:            As Reported              $ 0.97        $ 1.01     $ 1.23
                        Pro Forma                  0.91          0.97       1.17

The Company's Board of Directors, through its Stock Option and Compensation Committee (the Board) may grant options for up to 1.2 million shares under the 1990 Plan and up to 100,000 shares under the 1993 Plan. The Board has granted options (net of cancellations) for 1,193,750 shares through January 3, 1999, under the 1990 Plan, and 68,000 shares under the 1993 Plan. Under both plans, the option exercise price typically equals the stock's market price on date of grant. The 1993 Plan options are exercisable six months from the grant date and expire ten years after the grant. The 1990 Plan options are generally exercisable one year from the grant date in installments over a period of three to four years and expire after ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.08%, 5.87% and 6.47%; no expected dividend yields; expected lives of 8.0, 8.0 and 6.3 years; expected volatility of 31%, 29% and 20%.

A summary of the status of the Company's stock option plans at January 3, 1999, December 28, 1997, and December 29, 1996, and changes during the years then ended is presented in the table and narrative below (shares in thousands):


                                        1998                     1997                     1996
                                  -----------------        -----------------        ----------------
                                           Weighted                 Weighted                Weighted
                                            Average                 Average                  Average
                                           Exercise                 Exercise                Exercise
                                  Shares     Price         Shares    Price          Shares    Price
                                  ------   --------        ------   --------        ------  --------
Outstanding at beginning
   of year                          614      $10.88          629     $10.36           680    $ 9.78
Granted                             212       13.82          120      12.84            81     10.95
Exercised                           (47)      10.50         (110)     10.26          (125)     7.57
Forfeited                           (10)      12.88          (25)      9.55            (7)    10.38
                                    ---      ------          ---     ------           ---    ------
Outstanding at end of year          769       11.69          614      10.88           629     10.36
                                    ---      ------          ---     ------           ---    ------
Exercisable at end of year          462       10.60          395      10.26           402     10.03
Weighted average fair value
   of options granted                        $ 6.60                  $ 6.22                  $ 4.08

The 769,342 options outstanding under both plans at January 3, 1999, have exercise prices of between $8.00 and $15.00 per share, with a weighted average exercise price of $11.69 and a weighted average remaining contractual life of
7.1 years. 462,429 of these options are exercisable. The remaining 306,913 options have exercise prices between $10.31 and $15.00, with a weighted average exercise price of $13.34 and a weighted average contractual life of 9.4 years.

9. NATURE OF OPERATIONS AND BUSINESS SEGMENT INFORMATION:

The Company has two reportable business segments: spawn and spawn-related products and fresh mushrooms. The Company is the world's leading producer and distributor of spawn to mushroom growers. Spawn-related products include the manufacture and distribution of casing inoculum, nutritional supplements and disease-control agents. The fresh mushrooms business segment is comprised of a large, regional producer of fresh mushrooms.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each segment based on profit or loss from operations. The Company accounts for intersegment sales at a transfer price that approximates an arms length sale to an unrelated third party.

The Company's reportable segments are strategic business units that offer different products and serve different customers. They are managed separately since each business requires different technology, techniques and marketing strategies.


                                               Spawn           Fresh
                                              Products        Mushroom
       (in Thousands)                         Segments         Segment         Total
                                    ----      --------        --------       --------
Total revenues                      1998       $59,968         $30,708       $ 90,676
                                    1997        52,079          30,209         82,288
                                    1996        50,921          28,874         79,795
                                    1995        45,028          31,428         76,456
                                    1994        39,595          30,961         70,556

Intersegment revenues               1998       $ 1,121         $     -       $  1,121
                                    1997           728               -            728
                                    1996           684               -            684
                                    1995           705               -            705
                                    1994           717               -            717

Depreciation expense                1998       $ 3,626         $ 1,569       $  5,195
                                    1997         3,012           1,499          4,511
                                    1996         2,722           1,425          4,147
                                    1995         2,297           1,622          3,919
                                    1994         1,774           1,584          3,358

Segment operating income            1998       $12,850         $ 1,107       $ 13,957
                                    1997        12,425           2,867         15,292
                                    1996        11,530           3,039         14,569
                                    1995         9,830           5,428         15,258
                                    1994         8,697           6,198         14,895

Net fixed assets expenditures       1998       $ 7,545         $   563       $  8,108
                                    1997         6,278           1,287          7,565
                                    1996         8,167           1,715          9,882
                                    1995         5,835           1,253          7,088
                                    1994         6,671             785          7,456

Assets                              1998       $82,468         $21,584       $104,052
                                    1997        71,770          23,186         94,956
                                    1996        65,659          22,936         88,595
                                    1995        60,693          22,700         83,393
                                    1994        53,222          23,038         76,260

                  Reconciliation to Consolidated Financial Data



(in Thousands)                                1998              1997             1996              1995             1994
                                            --------           -------          -------           -------          -------
Revenues:
Total revenues for reportable segments      $ 90,676           $82,288          $79,795           $76,456          $70,556
Elimination of intersegment revenues          (1,121)             (728)            (684)             (705)            (717)
                                            --------           -------          -------           -------          -------
Total consolidated revenues                 $ 89,555           $81,560          $79,111           $75,751          $69,839
                                            ========           =======          =======           =======          =======

Depreciation Expense:
Total depreciation expense for
   reportable segments                      $  5,195           $ 4,511          $ 4,147           $ 3,919          $ 3,358
Unallocated corporate depreciation
   expenses                                       73                95              114                48               26
                                            --------           -------          -------           -------          -------
Total consolidated depreciation expense     $  5,268           $ 4,606          $ 4,261           $ 3,967          $ 3,384
                                            ========           =======          =======           =======          =======

Operating Income:
Total operating income for reportable
   segments                                 $ 13,957           $15,292          $14,569           $15,258          $14,895
Unallocated corporate expenses                (2,846)           (3,819)          (3,934)           (3,404)          (3,742)
                                            --------           -------          -------           -------          -------
Total consolidated operating income         $ 11,111           $11,473          $10,635           $11,854          $11,153
                                            ========           =======          =======           =======          =======

Net Fixed Asset Expenditures:
Total net fixed asset expenditures for
   reportable segments                      $  8,108           $ 7,565          $ 9,882           $ 7,088          $ 7,456
Unallocated corporate net fixed asset
   expenditures                                   87                82               98                49               27
                                            --------           -------          -------           -------          -------
Total consolidated net fixed asset
   expenditures                             $  8,195           $ 7,647          $ 9,980           $ 7,137          $ 7,483
                                            ========           =======          =======           =======          =======

Segment Assets:
Total assets for reportable segments        $104,052           $94,956          $88,595           $83,393          $76,260
Elimination of unallocated corporate
   assets                                     (1,502)           (1,276)          (1,683)           (1,609)          (1,768)
                                            --------           -------          -------           -------          -------
Total consolidated assets                   $102,550           $93,680          $86,912           $81,784          $74,492
                                            ========           =======          =======           =======          =======

          Geographic Analysis of Revenues Based on Location of Customer



      (in Thousands)      United States           United                              Other Foreign
                            of America            Kingdom           Netherlands          Countries            TOTAL
                          ------------------------------------------------------------------------------------------
          1998                $46,012             $ 9,838             $ 9,768            $23,937             $89,555
          1997                 44,073              10,782               9,213             17,492              81,560
          1996                 42,987               9,428              10,589             16,107              79,111
          1995                 43,717               9,196               9,905             12,933              75,751
          1994                 42,379               7,838               8,233             11,389              69,839




                  Geographic Analysis of Net Long-Lived Assets



      (in Thousands)      United States                                               Other Foreign
                            of America             France            Netherlands          Countries           TOTAL
                          ------------------------------------------------------------------------------------------
          1998                $25,090              $9,462              $6,277            $12,610             $53,439
          1997                 26,581               6,087               5,548              9,412              47,628
          1996                 26,024               6,727               5,576              9,378              47,705
          1995                 23,762               7,528               6,060              5,142              42,492
          1994                 23,540               7,696               4,751              2,536              38,523


No single customer accounted for 10% or more of Sylvan's sales during the years ended January 3, 1999, December 28, 1997, or December 29, 1996. The majority of the Company's trade accounts receivable are from regional mushroom growers. The remaining portion of the Company's trade accounts receivable is from a number of produce wholesalers in major cities within its marketing regions. Many of these customers are privately held businesses with limited capital resources; however, the Company's bad debt loss experience with these entities compares favorably with the Company's bad debt loss experience with its customer base as a whole.

10. RELATED-PARTY TRANSACTIONS:

During fiscal years 1998, 1997 and 1996, a nonemployee director's business interests purchased spawn and spawn-related products at fair market value totaling $668,000, $568,000 and $611,000, respectively; and purchased mushrooms at fair market value totaling $33,000 in 1998 and $14,000 in 1997 and sold mushrooms at fair market value totaling $111,000 in 1996 in trading with the Company's subsidiaries.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                                               1998
                                                                        Three Months Ended
                                                                 (In Thousands Except Share Data)
                                         ----------------------------------------------------------------------------------
                                          March 29,             June 28,               September 27,             January 3,
                                            1998                  1998                     1998                     1999
                                         ----------            ----------              -------------            -----------
Net sales                                $   21,988            $   20,971               $   22,316              $   24,280
Gross profit                                  9,529                 8,765                    8,936                   9,576
Net income                                    1,933                 1,480                    1,307                   1,617
Basic earnings per share                 $     0.30            $     0.23               $     0.20              $     0.25
Diluted income per share                       0.30                  0.23                     0.20                    0.25
Basic weighted average
 number of shares                         6,450,771             6,460,989                6,448,245               6,403,939
Diluted weighted average
 number of shares                         6,539,391             6,575,834                6,528,630               6,485,460



                                                                               1997
                                                                        Three Months Ended
                                                                 (In Thousands Except Share Data)
                                         -----------------------------------------------------------------------------------
                                          March 30,             June 29,               September 28,            December 28,
                                            1997                  1997                     1997                     1997
                                         ----------            ----------              -------------            -----------
Net sales                                $   19,913            $   19,565               $   20,540              $   21,542
Gross profit                                  8,414                 8,214                    8,501                   9,176
Net income                                    1,533                 1,338                    1,640                   1,971
Basic earnings per share                 $     0.24            $     0.21               $     0.26              $     0.31
Diluted income per share                       0.24                  0.21                     0.26                    0.30
Basic weighted average
 number of shares                         6,388,006             6,385,455                6,367,794               6,442,630
Diluted weighted average
 number of shares                         6,396,979             6,385,455                6,386,091               6,472,021

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

Interest Rate Swaps

The fair value of these instruments is based on the difference between the interest rates either received or paid on the notional amount of the underlying liabilities. The calculation of fair value was computed on a net present value basis as if the financial instruments were terminated on the balance sheet date. A relationship spread was developed based on the difference between the three-month LIBOR and quoted three-month treasuries. This spread was added to the quoted treasury yield for the respective maturity period of the financial instruments and used to compute the net present value. The negative or positive fair value is an estimate of the amounts that the Company would either pay or receive to cancel the contracts outstanding at the balance sheet date. The instruments have no carrying value and had fair value deficits of $549,000 and $34,000 as of January 3, 1999, and December 28, 1997, respectively.

                                                                     Schedule II

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                        VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED JANUARY 3, 1999, DECEMBER 28, 1997,

                              AND DECEMBER 29, 1996

                                 (In Thousands)

                                       ----------Additions-----------
                      Balance at        Charged to                            Deductions                     Balance
                       Beginning         Costs and                                  from                      at End
Description            of Period          Expenses         Recoveries        Reserves (a)     Other (b)    of Period
---------------------------------------------------------------------------------------------------------------------
Year ended
   January 3,
   1999-
     Allowance for
     doubtful
     accounts .......   $  812            $  495              $    0             $ (526)        $  (71)      $  710
                        ======            ======              ======             ======         ======       ======

Year ended
   December 28,
   1997-
     Allowance for
     doubtful
     accounts .......   $1,031            $  356              $    0             $ (418)(c)     $ (157)      $  812
                        ======            ======              ======             ======         ======       ======

Year ended
   December 29,
   1996-
     Allowance for
     doubtful
     accounts .......   $1,088            $  108              $   11             $ (120)        $  (56)      $1,031
                        ======            ======              ======             ======         ======       ======



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

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Sylvan Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Sylvan Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
  February 5, 1999