Form 10-Q
period 1999-04-04
SYLVAN INC
filed 1999-05-11
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED APRIL 4, 1999

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

                                    Yes X   No____



 Number of shares of common stock outstanding as of April 30, 1999....6,303,736

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                              Page No.
                                                                                                              --------

Part I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                  April 4, 1999 and January 3, 1999...............................................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended April 4, 1999 and March 29, 1998..........................................................5

                  Condensed Consolidated Statements of Cash Flows, Three
                  Months Ended April 4, 1999 and March 29, 1998 ..................................................6

                  Notes to Condensed Consolidated Financial Statements
                  April 4, 1999  .................................................................................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................14


Part II - OTHER INFORMATION

         Item 1.   Legal Proceedings.............................................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders............................................15

         Item 6.   Exhibits and Reports on Form 8-K..............................................................15

                          PART I-FINANCIAL INFORMATION


Item 1.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In Thousands)


                                                                  April 4, 1999    January 3, 1999
                                                                  -------------    ---------------
                                                                   (Unaudited)
ASSETS
------
 Current assets:
   Cash and cash equivalents                                        $  6,070          $  6,497
   Trade accounts receivable, net of allowance
      for doubtful accounts of $835 and $710, respectively            11,365            12,630
   Inventories                                                         9,667             9,820
   Prepaid income taxes and other expenses                             1,668             1,459
   Other current assets                                                3,759             1,505
   Deferred income tax benefit                                           856               856
----------------------------------------------------------------------------------------------

      Total current assets                                            33,385            32,767

Property, plant and equipment, net                                    51,850            53,439

Intangible assets, net of accumulated amortization
   of $3,413 and $3,249, respectively                                 11,487            12,218

Other assets, net of accumulated amortization
   of $285 and $272, respectively                                      1,333             4,126
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $ 98,055          $102,550
==============================================================================================


   The accompanying notes are an itegral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In Thousands Except Share Data)

                                                                       April 4, 1999      January 3, 1999
                                                                       -------------      ---------------
                                                                        (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                   $   3,141           $     825
   Accounts payable - trade                                                3,668               5,341
   Accrued salaries, wages and other employee benefits                     2,304               2,504
   Other accrued liabilities                                               2,167               2,150
   Income taxes payable                                                    2,989               3,041
----------------------------------------------------------------------------------------------------

      Total current liabilities                                           14,269              13,861
----------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                         32,024              34,586
----------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Other employee benefits                                                   899               1,054
   Other                                                                   1,261               1,437
----------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                    2,160               2,491
----------------------------------------------------------------------------------------------------

Minority interest                                                          1,367               1,348

SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares
     authorized, 6,671,601 and 6,637,201 shares issued and
     6,321,236 and 6,387,336 shares outstanding
     at April 4, 1999 and January 3, 1999, respectively                        7                   7
   Common capital contributed in excess of par                            16,736              16,443
   Retained earnings                                                      42,928              41,657
   Less:  Treasury stock, at cost, 350,365 and 249,865 shares
     at April 4, 1999 and January 3, 1999, respectively                   (3,606)             (2,318)
                                                                       ---------           ---------
                                                                          56,065              55,789

   Cumulative translation adjustment                                      (4,427)             (2,122)
   Pension adjustment                                                     (3,403)             (3,403)
----------------------------------------------------------------------------------------------------

Accumulated other comprehensive deficit                                   (7,830)             (5,525)
----------------------------------------------------------------------------------------------------

      Total shareholders' equity                                          48,235              50,264
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  98,055           $ 102,550
====================================================================================================


    The accompanying notes are an itegral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, In Thousands Except Share Data)


                                                                     Three Months Ended
                                                              April 4, 1999       March 29, 1998
                                                              -------------       --------------

NET SALES                                                     $    22,115          $    21,988
----------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                   12,948               12,459
   Selling, administration, research and development                5,586                4,915
   Depreciation                                                     1,364                1,228
----------------------------------------------------------------------------------------------
                                                                   19,898               18,602
----------------------------------------------------------------------------------------------

OPERATING INCOME                                                    2,217                3,386

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                               535                  528

OTHER INCOME (EXPENSE)                                                 79                   (2)
----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                          1,761                2,856

PROVISION FOR INCOME TAXES                                            471                  900
----------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                             1,290                1,956

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                          19                   23
----------------------------------------------------------------------------------------------


NET INCOME                                                    $     1,271          $     1,933
==============================================================================================


NET INCOME PER SHARE - BASIC                                  $      0.20          $      0.30
==============================================================================================


NET INCOME PER SHARE - DILUTED                                $      0.20          $      0.30
==============================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                                6,360,284            6,450,771
==============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                     6,388,075            6,539,391
==============================================================================================


    The accompanying notes are an itegral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, In Thousands)


                                                                        Three Months Ended
                                                                   April 4, 1999    March 29, 1998
                                                                   -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 1,271           $ 1,933
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                  1,546             1,386
        Employee benefits                                               (217)             (790)
        Trade accounts receivable                                        790               246
        Inventories                                                     (159)             (898)
        Prepaid expenses and other assets                                567               201
        Accounts payable and accrued liabilities                      (1,364)             (456)
        Other                                                             28               259
----------------------------------------------------------------------------------------------

           Net cash provided by operating activities                   2,462             1,881
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net expenditures for property, plant and equipment                 (1,744)           (1,293)
----------------------------------------------------------------------------------------------

           Net cash used in investing activities                      (1,744)           (1,293)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                 (189)             (116)
   Net borrowings (repayments) under revolving credit line               354              (217)
   Proceeds from exercise of stock options                               293               103
   Purchase of treasury shares                                        (1,288)              (63)
----------------------------------------------------------------------------------------------

           Net cash used in financing activities                        (830)             (293)
----------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                        (315)             (391)
----------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (427)              (96)

CASH AND CASH EQUIVALENTS, beginning of period                         6,497             5,567
----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                             $ 6,070           $ 5,471
==============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                     $   644           $   633
   Income taxes paid                                                      78               647


    The accompanying notes are an itegral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                                  April 4, 1999
                                   (Unaudited)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      General
      -------

      These condensed consolidated financial statements of Sylvan Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company's Annual Report to Shareholders and its Form 10-K for the year ended January 3, 1999.

      Cash
      ----

      The company maintains a French franc denominated cash balance of approximately FF15.0 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Current Assets" as of April 4, 1999.

      Inventories
      -----------

      Inventories at April 4, 1999 and January 3, 1999 consisted of the following:

                                                                     April 4, 1999             January 3, 1999
                                                                     -------------             ---------------
             (in thousands)                                            (unaudited)

             Growing crops and compost material                         $  4,992                  $  4,882
             Stores and other supplies                                     1,627                     1,632
             Mushrooms and spawn on hand                                   3,048                     3,306
                                                                        --------                  --------
                                                                        $  9,667                  $  9,820
                                                                        ========                  ========

      Earnings Per Common Share
      -------------------------

      Earnings per share for the three months ended April 4, 1999 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,261,750 shares of the company's common stock have been granted and options for a total of 526,808 of these shares have been exercised as of April 4, 1999.

      The following table reconciles the number of shares utilized in the earnings per share calculations for the three months ended April 4, 1999 and March 29, 1998.

                                                                                 Three Months Ended
             (unaudited)                                              April 4, 1999               March 29, 1998
                                                                      -------------               --------------

             Net income (in thousands)                                     $1,271                        $1,933
                                                                         ========                        ======

             Earnings per common share - basic                           $    .20                        $  .30
                                                                         ========                        ======
             Earnings per common share - diluted                         $    .20                        $  .30
                                                                         ========                        ======

             Common shares - basic                                      6,360,284                     6,450,771
             Effect of dilutive securities:  stock options                 27,791                        88,620
                                                                        ---------                     ---------
             Common shares - diluted                                    6,388,075                     6,539,391
                                                                        =========                     =========

      Options to purchase 342,333 shares in the three months ended April 4, 1999 were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the company's common shares for the period. There were no shares excluded at March 29, 1998.

      Reclassifications
      -----------------

      Certain reclassifications have been made to the prior-year condensed consolidated financial statements to conform to the current-year presentation.

2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the agreement as follows:

                                                       Maximum Aggregate
                   Period Beginning                   Outstanding Balance
                   ----------------                   -------------------
                    August 6, 2003                       $50.0 million
                    August 6, 2004                        45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On April 4, 1999, the company had outstanding borrowings under the agreement of $30.0 million. The revolving credit loans mature on August 5, 2005.

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

      The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At April 4, 1999, term loans amounting to 3.3 million Dutch guilders were outstanding under this agreement.

3.   COMPREHENSIVE INCOME:

     Comprehensive income consists of the following:


                                                                                 Three Months Ended
           (unaudited, in thousands)                                    April 4, 1999           March 29, 1998
                                                                        -------------           --------------

           Net income                                                     $ 1,271                    $1,933
           Other comprehensive income (loss):
                   Foreign currency translation adjustment                 (2,305)                     (618)
                                                                          -------                    ------
           Comprehensive income (loss)                                    $(1,034)                   $1,315
                                                                          =======                    ======

4.   BUSINESS SEGMENT INFORMATION:

     The company has two reportable business segments: spawn, which includes spawn-related products, and fresh mushrooms. The company is the world's leading producer and distributor of spawn to mushroom growers. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. The fresh mushrooms business segment is comprised of a large, regional producer of fresh mushrooms. During the quarter ended April 4, 1999, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the January 3, 1999 financial statements.

                                                       Three              Spawn              Fresh
                                                       Months            Products          Mushrooms
           (unaudited, in thousands)                   Ended             Segment            Segment            Total
                                                       -----             -------            -------            -----

           Total revenues                              1999              $15,092            $7,326             $22,418
                                                       1998               14,019             8,218              22,237

           Intersegment revenues                       1999                  303                --                 303
                                                       1998                  249                --                 249

           Segment operating income                    1999                2,913               303               3,216
                                                       1998                3,225             1,019               4,244


                  Reconciliation to Consolidated Financial Data

                                                                                   Three Months Ended
           (unaudited, in thousands)                                   April 4, 1999            March 29, 1998
                                                                       -------------            --------------
           Total revenues for reportable segments                        $22,418                    $22,237
           Elimination of intersegment revenues                             (303)                      (249)
                                                                         -------                    -------
           Total consolidated revenues                                   $22,115                    $21,988
                                                                         =======                    =======

           Segment operating income                                      $ 3,216                    $ 4,244
           Unallocated corporate expenses                                   (999)                      (858)
           Interest expense, net                                            (535)                      (528)
           Other income (expense)                                             79                         (2)
                                                                         -------                    -------
           Consolidated income before income taxes                       $ 1,761                    $ 2,856
                                                                         =======                    =======

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          Sylvan Inc. and Subsidiaries


RESULTS OF OPERATIONS (Three Months Ended April 4, 1999 and March 29, 1998)

CONSOLIDATED REVIEW

Net Sales
---------

        (dollars in thousands)                                 1999             1998             % Change
                                                               ----             ----             --------
         Net sales                                            $22,115          $21,988              1


Net sales for the three months ended April 4, 1999 were $22.1 million, slightly higher than the net sales of $22.0 million reported for the first quarter of 1998. International sales continued to increase as a percentage of sales to 52% for the first quarter of 1999 versus 46% for the corresponding period of 1998. Higher international sales expose the company to larger currency fluctuations. The U.S. dollar was approximately 3% stronger for the first quarter of 1999 versus the same period in 1998. Additionally, since fiscal year-end 1998, the U.S. dollar strengthened 7% on average against the company's major foreign trading currencies.

Operating Costs and Expenses
----------------------------

        (dollars in thousands)
                                                                 1999             1998          % Change
                                                                 ----             ----          --------

        Cost of sales                                          $12,948          $12,459               4
        Selling, administration,                                 5,586            4,915              14
              research and development
        Depreciation                                             1,364            1,228              11


The company's cost of sales, expressed as a percentage of sales, was 58.5% for the first quarter of 1999 versus 56.7% for the corresponding period of 1998. Variations in production yields, which increased the fixed cost components at the Quincy fresh mushroom operation, comprise the majority of this fluctuation. The selling, administration, research and development expenses increased to $5.6 million, or 25.3% of sales, for the first quarter of 1999 from $4.9 million, or 22.4% of sales, for the corresponding period in 1998. The majority of the period-over-period increase was attributable to increased professional fees, additional bad debt reserves, the May 1998 acquisition of International Mushrooms Ltd. (IML), and increased employee medical insurance amounts, particularly related to the close-out of a self-insured program. This elevated level of selling, administration, research and development expense is not expected to continue into the second quarter. At $1.4 million, depreciation expense was $136,000 higher than for the first quarter of 1998.

Interest Expense
----------------

The company's net interest expense for the first quarter of 1999 was $535,000, which was 1% higher than in the corresponding 1998 quarter. The effective borrowing rate for the 1999 quarter was 6.7%, as compared with 6.9% for the first quarter of 1998. Higher levels of indebtedness between periods were slightly offset by the lower effective interest rate.

Income Tax Expense
------------------

The effective income tax rate was 27% in the first quarter of 1999, which was slightly higher than the 26% effective income tax rate for fiscal year 1998. During the first quarter of 1998 the company recorded an effective tax rate of 32%. This rate was in anticipation of a higher proportion of the company's total taxable income to be derived from North American operations; however, due to the strong European earnings and lower than anticipated Quincy earnings, a lower effective tax rate resulted.

BUSINESS SEGMENTS

Spawn Products Segment
----------------------

        (dollars in thousands)                                 1999             1998          % Change
                                                               ----             ----          --------
        Sales, including intersegment                         $15,092          $14,019            8
        Operating expenses                                     12,179           10,794           13
        Operating income                                        2,913            3,225          (10)

Net sales of spawn and spawn-related products were $15.1 million for the three months ended April 4, 1999, or 8% higher than the corresponding period in 1998. Spawn product sales volume, measured in units, increased 7%, with a 3% increase in the Americas and a 9% increase in overseas markets. Strong volume increases were achieved during the quarter, especially in the United Kingdom, Ireland, Canada, France, Poland and South Africa. Some of the increases in the United Kingdom and Ireland were due to the May 1998 acquisition of IML in markets already served by the company. The European U.S. dollar equivalent selling price was 2% higher in the 1999 three-month period than for the corresponding 1998 period. The American selling price was 1% higher in 1999 than in the first quarter of 1998 due to a second-quarter 1998 price increase. The effect of this price increase was somewhat offset by continued consolidation of the U.S. mushroom industry. Sales of disease-control agents and nutritional supplements, which accounted for 11% of consolidated net sales for the first quarter of 1999, were consistent with the same period of 1998.

Operating expenses increased by 13% to $12.2 million during the first quarter of 1999 versus $10.8 million in the corresponding 1998 period. Within operating expenses, cost of sales increased by 12% to $7.5 million, or 49.7% of sales, for the first quarter of 1999 as compared with $6.7 million, or 47.9% of sales, for the corresponding quarter of 1998. This increase was primarily due to the 7% increase in volume of units sold. Other factors included the May 1998 IML acquisition, which added a higher cost of sales percentage, and costs incurred for the new blender installation in the Australian operation. The IML facility will receive production upgrades in the fourth quarter of 1999, which will lower its cost of sales percentage. The remaining operating expenses increased by 15% to $4.7 million for the current quarter from $4.1 million in 1998, which as a percentage of sales, increased to 31% in 1999 from 29% in 1998.

Operating income declined to 19.3% of sales during the first quarter of 1999 versus 23.0% for the corresponding period of 1998.

Fresh Mushrooms Segment
-----------------------

        (dollars in thousands)
                                                               1999             1998          % Change
                                                               ----             ----          --------
        Sales                                                 $7,326           $8,218            (11)
        Operating expenses                                     7,023            7,199             (2)
        Operating income                                         303            1,019            (70)

Sylvan's net mushroom sales decreased during the current quarter to $7.3 million as compared with $8.2 million for the same period in 1998. This decrease was due to 10% fewer pounds sold and a 1% decrease in average selling price per pound. The percentage of mushrooms sold through the fresh channel was 92% for the first quarter of 1999 and 94% for the corresponding quarter of 1998. Increased competition in the southeastern United States during 1998 and 1999 has created a softer market. This market condition is expected to continue.

Beginning in the second quarter and predominantly during the second half of 1998, Quincy experienced production inefficiencies that contributed to production yield reductions, spreading a cost structure that is primarily fixed in nature over fewer pounds. These production inefficiencies continued into the first two months of 1999; however, Quincy did show substantial improvement in March. The fresh mushroom cost of sales was $5.4 million, or 74.3% of sales, for the first quarter of 1999 versus $5.7 million, or 69.8% of sales, for the corresponding period of 1998.

The fresh mushroom operating income of 4% as a percentage of sales, or $.3 million, was lower than the 12% operating margin, as compared to sales, for the corresponding quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended April 4, 1999 was $2.5 million, as compared with $1.9 million for the first quarter of 1998. Significant balance sheet changes were concentrated in three areas: trade accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. Trade accounts receivable contributed $.8 million to operating cash flow for the quarter, as compared with $.2 million in the prior year quarter. The spawn products segment experienced a reduction in its trade accounts receivable balance through management's effort to reduce overall receivable exposures. Prepaid expenses and other assets decreased by $.6 million in the current quarter, as compared with a decrease of $.2 million in the 1998 corresponding period. The majority of the 1999 decrease was due to the reduction of employee-related prepaids in France and the reduction of advances paid to suppliers by Quincy. Accounts payable and accrued liabilities decreased by $1.4 million in the first quarter of 1999, primarily due to payments made to contractors which had been retained pending the satisfactory completion of equipment startup tests at the French inoculum laboratory. The corresponding 1998 decrease of accounts payable and accrued liabilities was $.5 million.

Cash used in investing activities was $1.7 million for the first quarter of 1999, as compared with $1.3 million for the corresponding 1998 period. Significant capital projects in the 1999 quarter included the continued construction of a spawn production facility in South Africa, a replacement of the Australian blender and the upgrading of chilling equipment at Quincy. Capital expenditures in 1999 are expected to total between $6 million and $10 million. The company believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $25.0 million as of April 4, 1999. Term debt and revolving credit increased $.2 million during the first quarter of 1999, as compared with a decrease of $.3 million in the corresponding 1998 quarter. The company repurchased 100,500 shares of its common stock during the first quarter of 1999 at an average purchase price of $12.82 per share. By comparison, 5,100 shares were repurchased during the first quarter of 1998 at an average price of $12.24 per share.


YEAR 2000 ISSUES

State of Readiness: Sylvan is currently executing an overall Year 2000 compliance strategy through an evaluation conducted by its business systems department. The program consists essentially of addressing issues related to four identified primary risk areas. These are:

o   business information systems;

o   issues related to the company's products and customers;

o   issues related to third-party product and service providers; and

o   issues related to the company's facilities.

Business Information Systems: The business information systems program involves an ongoing assessment of the potential exposures of general computer systems utilized by each of Sylvan's sales, production and administrative subsidiaries. The company believes that, as a result of software upgrades and computer system purchases, Sylvan's computer systems should either not have a Year 2000 problem or should have been warranted to be Year 2000 compliant by third-party vendors during 1999.

Company Products and Customers: Exposures in production process areas relate almost entirely to the presence of imbedded operating systems for spawn production blenders and mushroom compost processing operations. A Year 2000 review has been conducted and the company believes that its mushroom compost processing systems and other imbedded systems in the United States are Year 2000 compliant. Software modifications will be required for several blender systems and for some European imbedded systems. These are expected to become available and implemented during 1999.

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

Third-Party Product and Service Providers: The review of issues relating to the Year 2000 compliance of Sylvan's third-party product and service providers is in process. It includes defining inventory management processes, planning a third-party compliance assessment and identifying potential contingency plans or remediation strategies. The company believes that, due to their fungible nature, Year 2000 risk exposures relating to most of the raw materials and operating supplies used in the production of the company's products are low. Issues could exist with respect to the company's ability to obtain certain limited use items from third parties such as packaging for spawn products. The necessity for contingency plans will be evaluated and, if such plans appear warranted, those plans will be revisited and revised as necessary.

Facilities: A preliminary review of issues related to the Year 2000 compliance of Sylvan's facilities infrastructure has been completed and no major problems or significant risks are currently anticipated.

Year 2000 Cost: The total cost for the company's Year 2000 compliance efforts is currently estimated to be approximately $70,000. The majority of these costs relate to computer system installations and software upgrades and have been, or will be, capitalized and charged to expense over the estimated useful life of the associated software and hardware. The remaining costs have been and will be charged directly to expense. Additional costs could be incurred if significant remediation activities are required, particularly with respect to third-party suppliers, but the company does not anticipate that such costs will be material at this time.

Risks and Contingency Plans: Based on the Year 2000 compliance work conducted to date and described above, the company's most significant risk in its most likely worst case scenario appears to be that, upon completion of its review of its third-party product and service providers, certain of these suppliers may not be compliant. Future operating results could be adversely affected, if such product and service providers in fact do not become compliant in a timely manner and cannot provide Sylvan with the products and services that it requires in a timely and cost-effective manner and if the company is not able to obtain an inventory of such items as spawn product packaging to deal with the Year 2000 compliance problems of bag vendors. However, the company believes that the vendor management process which is currently being developed and undertaken will identify these potential risks.

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

EURO CURRENCY

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material change since the end of the fiscal year.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

In March 1998, the company's Quincy subsidiary was served with a complaint filed in the Circuit Court of the Second Judicial Circuit of Florida for Gadsden County. The complaint seeks compensation, including loss of earnings, for a group of approximately 60 former Quincy employees who allege that they were illegally terminated in March 1996 as a result of their participation in collective bargaining activities. The company responded to the complaint in the same court and the proceedings have been stayed by agreement of the parties. The company believes that the complaint and its claims are without merit, but settlement discussions were undertaken with the claimants and a tentative agreement has been negotiated. The company believes that the outcome will not have a material adverse effect on the company's financial position, results of operations or cash flows.

There are no other material pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sylvan Inc.'s annual meeting of shareholders was held on April 29, 1999. At the meeting, the following persons, constituting the full board, were elected directors of the company to serve for a term of one year, expiring in 2000:


                                                                    Number of Votes
                                                                For             Withheld
                                                                ---             --------

                  William L. Bennett                         5,368,733           561,739
                  Monir K. Elzalaki                          5,370,593           559,879
                  Virgil H. Jurgensmeyer                     5,371,949           558,523
                  Donald T. Pascal                           5,372,432           558,040
                  Dennis C. Zensen                           5,368,950           561,522

In addition, the shareholders approved an amendment and restatement of the 1990 Stock Option Plan to provide for an increase to 1,700,000 in the number of shares of the company's common stock which are available for the granting of options. Votes received in favor of the amendment totaled 3,847,234; votes against totaled 1,629,383; and the number of abstentions totaled 114,257.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

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



Date: May 6, 1999                          SYLVAN INC.


                                           By: /s/ Donald A. Smith
                                              ---------------------------
                                                   Donald A. Smith
                                                   Chief Financial Officer


                                           By: /s/ Fred Y. Bennitt
                                              ---------------------------
                                                   Fred Y. Bennitt
                                                   Secretary/Treasurer