Form 10-Q
period 1999-07-04
SYLVAN INC
filed 1999-08-09
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR QUARTERLY PERIOD ENDED JULY 4, 1999

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


Number of shares of common stock outstanding as of July 23, 1999 ... 6,156,136

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX

                                                                                           Page No.
                                                                                           --------
Part I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                  July 4, 1999 and January 3, 1999 ...........................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended July 4, 1999 and June 28, 1998 .......................................5

                  Condensed Consolidated Statements of Income, Six Months
                  Ended July 4, 1999 and June 28, 1998 .......................................6

                  Condensed Consolidated Statements of Cash Flows, Six Months
                  Ended July 4, 1999 and June 28, 1998 .......................................7

                  Notes to Condensed Consolidated Financial Statements
                  July 4, 1999 ...............................................................8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............................13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  ...............19


Part II - OTHER INFORMATION

         Item 1.   Legal Proceedings ........................................................20

         Item 6.   Exhibits and Reports on Form 8-K .........................................20

                         Part I - Financial Information

Item 1.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In Thousands)


                                                                               July 4, 1999   January 3, 1999
                                                                               ------------   ---------------
                                                                               (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                                     $ 6,955         $  6,497
   Trade accounts receivable, net of allowance
      for doubtful accounts of $819 and $710, respectively                        10,462           12,630
   Inventories                                                                     9,629            9,820
   Prepaid income taxes and other expenses                                         1,681            1,459
   Other current assets                                                            3,694            1,505
   Deferred income tax benefit                                                       687              856
----------------------------------------------------------------------------------------------------------

      Total current assets                                                        33,108           32,767

Property, plant and equipment, net                                                51,864           53,439

Intangible assets, net of accumulated amortization
   of $3,578 and $3,249, respectively                                             11,102           12,218

Other assets, net of accumulated amortization
   of $309 and $272, respectively                                                  1,387            4,126
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $97,461         $102,550
==========================================================================================================


   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In Thousands Except Share Data)


                                                                               July 4, 1999     January 3, 1999
                                                                               ------------     ---------------
                                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                             $ 2,992           $    825
   Accounts payable - trade                                                        4,246              5,341
   Accrued salaries, wages and other employee benefits                             2,709              2,504
   Other accrued liabilities                                                       1,464              2,150
   Income taxes payable                                                            3,420              3,041
------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                   14,831             13,861
------------------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                                 32,189             34,586
------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Other employee benefits                                                         1,061              1,054
   Other                                                                           1,096              1,437
------------------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                            2,157              2,491
------------------------------------------------------------------------------------------------------------

Minority interest                                                                  1,349              1,348

SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares
     authorized, 6,671,601 and 6,637,201 shares issued and
     6,206,136 and 6,387,336 shares outstanding
     at July 4, 1999 and January 3, 1999, respectively                                 7                  7
   Common capital contributed in excess of par                                    16,736             16,443
   Retained earnings                                                              44,248             41,657
   Less:  Treasury stock, at cost, 465,465 and 249,865 shares
     at July 4, 1999 and January 3, 1999, respectively                            (4,858)            (2,318)
                                                                                  -------           --------
                                                                                  56,133             55,789

   Cumulative translation adjustment                                              (5,795)            (2,122)
   Pension adjustment                                                             (3,403)            (3,403)
------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive deficit                                           (9,198)            (5,525)
------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                  46,935             50,264
------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $97,461           $102,550
============================================================================================================


   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, In Thousands Except Share Data)

                                                                                  -------- Three Months Ended --------
                                                                                  July 4, 1999           June 28, 1998
                                                                                  ------------           -------------
NET SALES                                                                            $21,305                 $20,971
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                      12,565                  12,206
   Selling, administration, research and development                                   5,057                   4,839
   Depreciation                                                                        1,353                   1,262
---------------------------------------------------------------------------------------------------------------------
                                                                                      18,975                  18,307
---------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                       2,330                   2,664

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                                                  525                     534

OTHER INCOME (EXPENSE)                                                                   (13)                    (38)
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                             1,792                   2,092

PROVISION FOR INCOME TAXES                                                               490                     535
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                                                1,302                   1,557

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                                            (18)                     77
---------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                           $ 1,320                 $ 1,480
=====================================================================================================================


NET INCOME PER SHARE - BASIC                                                         $  0.21                 $  0.23
=====================================================================================================================


NET INCOME PER SHARE - DILUTED                                                       $  0.21                 $  0.23
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                                                   6,269,388               6,460,989
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                                        6,290,613               6,575,834
=====================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, In Thousands Except Share Data)

                                                                                  ---------- Six Months Ended --------
                                                                                  July 4, 1999           June 28, 1998
                                                                                  ------------           -------------
NET SALES                                                                            $43,420                 $42,959
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                      25,513                  24,665
   Selling, administration, research and development                                  10,643                   9,755
   Depreciation                                                                        2,717                   2,490
---------------------------------------------------------------------------------------------------------------------
                                                                                      38,873                  36,910
---------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                       4,547                   6,049

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                                                1,060                   1,062

OTHER INCOME (EXPENSE)                                                                    66                     (39)
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                             3,553                   4,948

PROVISION FOR INCOME TAXES                                                               961                   1,435
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                                                2,592                   3,513

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                                              1                      99
---------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                           $ 2,591                 $ 3,414
=====================================================================================================================


NET INCOME PER SHARE - BASIC                                                         $  0.41                 $  0.53
=====================================================================================================================


NET INCOME PER SHARE - DILUTED                                                       $  0.41                 $  0.52
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                                                   6,314,836               6,455,880
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                                        6,340,155               6,557,142
=====================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, In Thousands)

                                                                                              -------- Six Months Ended -----
                                                                                              July 4, 1999      June 28, 1998
                                                                                              ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                     $2,591             $3,414
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                                              3,081              2,831
        Employee benefits                                                                            415               (817)
        Trade accounts receivable                                                                  1,488              3,027
        Inventories                                                                                 (253)            (1,155)
        Prepaid expenses and other assets                                                            244               (754)
        Accounts payable and accrued liabilities                                                  (1,433)            (2,000)
        Other                                                                                        882                678
----------------------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                                              7,015              5,224
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisition, net of cash acquired                                                       0             (1,619)
   Net expenditures for property, plant and equipment                                             (4,012)            (2,808)
----------------------------------------------------------------------------------------------------------------------------

           Net cash used in investing activities                                                  (4,012)            (4,427)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                             (366)              (242)
   Net borrowings (repayments) under revolving credit line                                           719             (1,026)
   Proceeds from exercise of stock options                                                           293                234
   Purchase of treasury shares                                                                    (2,540)              (218)
----------------------------------------------------------------------------------------------------------------------------

           Net cash used in financing activities                                                  (1,894)            (1,252)
----------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                                    (651)              (249)
----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 458               (704)

CASH AND CASH EQUIVALENTS, beginning of period                                                     6,497              5,567
----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                                          $6,955             $4,863
============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                                                  $1,185             $1,150
   Income taxes paid                                                                                 330              1,332

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
In May 1998, the company purchased 90% of the capital stock of International
Mushrooms Ltd. (an Irish corporation) for $1.6 million. In conjunction with this acquisition, liabilities were assumed as follows:

   Fair value of assets acquired                                                                                     $4,492
   Cash paid for the capital stock                                                                                   (1,619)
                                                                                                            ================
         Liabilities assumed                                                                                         $2,873
                                                                                                            ================


   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                                  July 4, 1999
                                   (Unaudited)


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

      Cash
      ----

      The company maintains a French-franc denominated cash balance of approximately FF15.0 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Current Assets" as of July 4, 1999.

      Inventories
      -----------

      Inventories at July 4, 1999 and January 3, 1999 consisted of the following:

             (in thousands)                             July 4, 1999     January 3, 1999
                                                        ------------     ---------------
             Growing crops and compost material            $4,883            $4,882
             Stores and other supplies                      1,602             1,632
             Mushrooms and spawn on hand                    3,144             3,306
                                                           ------            ------
                                                           $9,629            $9,820
                                                           ======            ======

      Labor Agreement
      ---------------

      On July 20, 1999, the company's Quincy subsidiary signed a collective bargaining agreement with the United Farm Workers of America. The contract covers various harvesting and packaging employees at the Quincy operation.

      Earnings Per Common Share
      -------------------------

      Earnings per share were calculated using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,300,083 shares of the company's common stock have been granted and options for a total of 526,808 of these shares have been exercised as of July 4, 1999.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three and six months ended July 4, 1999 and June 28, 1998.

                                                                               Three Months Ended
                                                                     July 4, 1999                June 28, 1998
                                                                     ------------                -------------
             Net income (in thousands)                                   $1,320                      $1,480
                                                                         ======                      ======

             Earnings per common share - basic                           $  .21                      $  .23
                                                                         ======                      ======
             Earnings per common share - diluted                         $  .21                      $  .23
                                                                         ======                      ======

             Common shares - basic                                    6,269,388                   6,460,989
             Effect of dilutive securities:  stock options               21,225                     114,845
                                                                      ---------                   ---------
             Common shares - diluted                                  6,290,613                   6,575,834
                                                                      =========                   =========


                                                                                 Six Months Ended
                                                                     July 4, 1999                June 28, 1998
                                                                     ------------                -------------
             Net income (in thousands)                                   $2,591                      $3,414
                                                                         ======                      ======

             Earnings per common share - basic                           $  .41                      $  .53
                                                                         ======                      ======
             Earnings per common share - diluted                         $  .41                      $  .52
                                                                         ======                      ======

             Common shares - basic                                    6,314,836                   6,455,880
             Effect of dilutive securities:  stock options               25,319                     101,262
                                                                      ---------                   ---------
             Common shares - diluted                                  6,340,155                   6,557,142
                                                                      =========                   =========

      For the quarter ended July 4, 1999, and for the six-month periods ended July 4, 1999 and June 28, 1998, options to purchase approximately 406,000, 391,000 and 88,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the company's common shares for the periods. There were no shares excluded for the quarter ended June 28, 1998.

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

2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the agreement as follows:

                                                       Maximum Aggregate
                  Period Beginning                     Outstanding Balance
                  ----------------                     -------------------
                  August 6, 2003                          $50.0 million
                  August 6, 2004                           45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On July 4, 1999, the company had outstanding borrowings under the agreement of $30.3 million. The revolving credit loans mature on August 5, 2005.

      The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

      The company has a French-franc denominated loan of FF15.0 million. Interest is payable based on a formula that utilizes a Paris Interbank Offered Rate plus an applicable margin. Repayment is due in January 2000. This loan is supported by a compensating cash balance maintained in a U.S. bank.

      The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At July 4, 1999, term loans amounting to 3.0 million Dutch guilders were outstanding under this agreement.

3.   COMPREHENSIVE INCOME:

     Comprehensive income consists of the following:

                                                                                    Three Months Ended
           (in thousands)                                               July 4, 1999            June 28, 1998
                                                                        ------------            -------------
           Net income                                                     $ 1,320                   $1,480
           Other comprehensive income (loss):
                   Foreign currency translation adjustment                 (1,368)                      58
                                                                          -------                   ------
           Comprehensive income (loss)                                    $   (48)                  $1,538
                                                                          =======                   ======

                                                                                    Six Months Ended
           (in thousands)                                               July 4, 1999            June 28, 1998
                                                                        ------------            -------------
           Net income                                                     $ 2,591                   $3,414
           Other comprehensive income (loss):
                   Foreign currency translation adjustment                 (3,673)                    (560)
                                                                          -------                   ------
           Comprehensive income (loss)                                    $(1,082)                  $2,854
                                                                          =======                   ======

4.   BUSINESS SEGMENT INFORMATION:

     Sylvan is a worldwide producer and distributor of mushroom products, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower and marketer of fresh mushrooms in the United States. The company has two reportable business segments: spawn products, which include spawn-related products and services, and fresh mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter and six months ended July 4, 1999, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the January 3, 1999 financial statements.

                                                         Three              Spawn            Fresh
                                                         Months            Products        Mushrooms
           (in thousands)                                Ended             Segment          Segment           Total
           --------------                                -----             -------          -------           -----
           Total revenues                                1999              $14,253          $7,362           $21,615
                                                         1998               13,689           7,583            21,272

           Intersegment revenues                         1999                  310              --               310
                                                         1998                  301              --               301

           Segment operating income                      1999                2,673             547             3,220
                                                         1998                2,964             476             3,440


                         Reconciliation to Consolidated Financial Data
                         ---------------------------------------------

                                                               Three Months Ended
           (in thousands)                                 July 4, 1999     June 28, 1998
                                                          ------------     -------------
           Total revenues for reportable segments           $21,615           $21,272
           Elimination of intersegment revenues                (310)             (301)
                                                            -------           -------
           Total consolidated revenues                      $21,305           $20,971
                                                            =======           =======

           Segment operating income                         $ 3,220           $ 3,440
           Unallocated corporate expenses                      (890)             (776)
           Interest expense, net                               (525)             (534)
           Other income (expense)                               (13)              (38)
                                                            -------           -------
           Consolidated income before income taxes          $ 1,792           $ 2,092
                                                            =======           =======


                                                          Six               Spawn            Fresh
                                                         Months            Products        Mushrooms
           (in thousands)                                Ended             Segment          Segment           Total
           --------------                                -----             -------          -------           -----
           Total revenues                                1999              $29,345          $14,688         $44,033
                                                         1998               27,708           15,801          43,509

           Intersegment revenues                         1999                  613               --             613
                                                         1998                  550               --             550

           Segment operating income                      1999                5,586              850           6,436
                                                         1998                6,188            1,495           7,683

                  Reconciliation to Consolidated Financial Data
                  ---------------------------------------------

                                                                   Six Months Ended
           (in thousands)                                   July 4, 1999      June 28, 1998
                                                            ------------      -------------
           Total revenues for reportable segments             $44,033             $43,509
           Elimination of intersegment revenues                  (613)               (550)
                                                              -------             -------
           Total consolidated revenues                        $43,420             $42,959
                                                              =======             =======

           Segment operating income                           $ 6,436             $ 7,683
           Unallocated corporate expenses                      (1,889)             (1,634)
           Interest expense, net                               (1,060)             (1,062)
           Other income (expense)                                  66                 (39)
                                                              -------             -------
           Consolidated income before income taxes            $ 3,553             $ 4,948
                                                              =======             =======

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          Sylvan Inc. and Subsidiaries


RESULTS OF OPERATIONS (Three Months Ended July 4, 1999 and June 28, 1998)

CONSOLIDATED REVIEW

Net Sales
---------

        (dollars in thousands)                   1999            1998             % Change
                                                 ----            ----             --------
         Net sales                             $21,305          $20,971              2

Net sales for the three months ended July 4, 1999 were $21.3 million, 2% higher than the $21.0 million reported for the corresponding 1998 quarter. International sales for the quarter were 47%, equal to the 1998 second quarter. Although international sales continue to increase on a volume and local currency basis, the effect of the continued strengthening of the U.S. dollar offset this increase for the second quarter of 1999. The U.S. dollar was approximately 5% stronger at the end of the current quarter, in terms of the company's applicable foreign currencies, than at the end of the second quarter of 1998. The strengthening of the U.S. dollar had the effect of decreasing sales for the current quarter by approximately $.7 million.

Operating Costs and Expenses
----------------------------

       (dollars in thousands)                   1999             1998          % Change
                                                ----             ----          --------
        Cost of sales                          $12,565          $12,206            3
        Selling, administration,
              research and development           5,057            4,839            5
        Depreciation                             1,353            1,262            7

The company's cost of sales, expressed as a percentage of sales, was 59.0% for the second quarter of 1999, versus 58.2% for the second quarter of 1998. The company expensed approximately $220,000 during the current quarter in connection with the replacement of a blender that was removed from service at the Australian facility. Excluding this charge, the cost of sales percentage for the current quarter was 57.9%. Selling, administration, research and development expenses were $5.1 million, or 23.7% of sales, comparable to the $4.8 million, or 23.1% of sales, for the corresponding 1998 period. Depreciation expense for the second quarter of 1999 was $1.4 million, $91,000 higher than for the second quarter of 1998.

Interest Expense
----------------

The company's net interest expense for the second quarter of 1999 was $525,000, 2% lower than for the corresponding 1998 quarter. The effective borrowing rate for the current quarter was 6.5%, as compared with 6.8% for the second quarter of 1998.

Income Tax Expense
------------------

The effective income tax rate was 27% for the second quarter of 1999, which was slightly higher than the 26% effective income tax rate for the second quarter of 1998. The increase in fresh mushroom earnings for the quarter had the effect of increasing the consolidated income tax rate.

BUSINESS SEGMENTS

Spawn Products Segment
----------------------

        (dollars in thousands)                  1999             1998          % Change
                                                ----             ----          --------
        Sales, including intersegment          $14,253          $13,689            4
        Operating expenses                      11,580           10,725            8
        Operating income                         2,673            2,964          (10)

Net sales of spawn and spawn-related products were $14.3 million for the quarter ended July 4, 1999, a 4% improvement over the corresponding period in 1998. Spawn product sales volume increased 6%, with a 7% increase in the Americas and a 4% increase in overseas markets. Strong volume increases were achieved during the quarter in France, Canada and the Netherlands. The overseas U.S. dollar equivalent selling price was 6% lower during the current quarter primarily due to the strengthening of the U.S. dollar. The average selling price in the Americas was equivalent to that of the corresponding 1998 quarter. Sales of disease-control agents and nutritional supplements, which accounted for 13% of consolidated net sales for the second quarter of 1999, were 2% higher than the same period of 1998.

Operating expenses were $11.6 million during the second quarter of 1999. Within operating expenses, cost of sales increased by 11% to $7.6 million, or 53% of sales. This increase was primarily due to the $220,000 nonrecurring charge taken in connection with the replacement of the blender that was removed from service at the Australian facility. The remaining operating expenses increased by 2% to $4.0 million for the current quarter.

Operating income declined to 19% of sales during the second quarter of 1999 versus 22% for the corresponding period of 1998, due to the nonrecurring charge for replacement of the blender in Australia, and a 5% strengthening of the U.S. dollar against applicable foreign currencies.

Fresh Mushrooms Segment
-----------------------

        (dollars in thousands)                  1999             1998          % Change
                                                ----             ----          --------
        Sales                                  $7,362           $7,583            (3)
        Operating expenses                      6,815            7,107            (4)
        Operating income                          547              476            15

Fresh mushroom sales decreased during the current quarter to $7.4 million, as compared with $7.6 million for the same period in 1998. This decrease was due to 2% fewer pounds sold and a 1% decrease in the average selling price per pound. The percentage of mushrooms sold through the fresh channel was 85% for the second quarter of 1999 and 89% for the corresponding quarter of 1998. Highly competitive market conditions exist in the southeastern United States and are expected to continue throughout the remainder of 1999.

The fresh mushroom cost of sales was $5.3 million, or 72% of sales, for the second quarter of 1999, versus $5.7 million, or 75% of sales, for the corresponding period of 1998. Beginning in the second quarter of 1998 and continuing into the first quarter of 1999, Quincy experienced production inefficiencies that contributed to production yield reductions, spreading a cost structure that is primarily fixed in nature over fewer pounds. Production efficiencies substantially improved in March 1999.

The fresh mushroom operating income of 7%, as a percentage of sales, was 15% higher than the 6% for the corresponding 1998 quarter.

RESULTS OF OPERATIONS (Six Months Ended July 4, 1999 and June 28, 1998)

CONSOLIDATED REVIEW

Net Sales
---------

        (dollars in thousands)                   1999            1998             % Change
                                                 ----            ----             --------
         Net sales                             $43,420          $42,959              1

Net sales for the six months ended July 4, 1999 were $43.4 million, a 1% increase over the $43.0 million reported for the corresponding 1998 period. International sales for the current six-month period were 49%, up from 47% for the six months ended June 28, 1998. The U.S. dollar was approximately 5% stronger at the end of the current period, when measured in terms of the company's applicable foreign currencies, than at the end of the first six months of 1998.

Operating Costs and Expenses
----------------------------

       (dollars in thousands)                   1999             1998             % Change
                                                ----             ----             --------
        Cost of sales                          $25,513          $24,665              3
        Selling, administration,
              research and development          10,643            9,755              9
        Depreciation                             2,717            2,490              9

The company's cost of sales, expressed as a percentage of sales, was 58.8% for the first six months of 1999, versus 57.4% for the corresponding 1998 period. The company expensed approximately $220,000 during the current period in connection with the replacement of the blender that was removed from service at the Australian facility. Excluding this charge, the cost of sales percentage for the current period was 58.3%. Selling, administration, research and development expenses increased to $10.6 million, or 24.5% of sales, as compared with $9.8 million, or 22.7% of sales, for the corresponding 1998 period. Much of this increase relates to increased professional fees, additional bad debt reserves, the May 1998 acquisition of International Mushrooms Ltd. and increased employee medical insurance amounts recorded during the first quarter of 1999. Depreciation expense for the current six-month period was $2.7 million, $227,000 higher than the $2.5 million for the corresponding period of 1998.

Interest Expense
----------------

The company's net interest expense for the six months ended July 4, 1999 was $1.1 million, essentially equal to that of the corresponding six-month period of 1998. The effective borrowing rate for the current period was 6.5%, as compared with 6.9% for the first six months of 1998.

Income Tax Expense
------------------

The effective income tax rate was 27% for the current period, lower than the 29% effective income tax rate for the corresponding 1998 period. The proportion of fresh mushroom earnings, compared with total earnings, has the effect of increasing or decreasing the consolidated income tax rate.

BUSINESS SEGMENTS

Spawn Products Segment
----------------------

        (dollars in thousands)                  1999             1998          % Change
                                                ----             ----          --------
        Sales, including intersegment          $29,345          $27,708            6
        Operating expenses                      23,759           21,520           10
        Operating income                         5,586            6,188          (10)

Net sales of spawn and spawn-related products were $29.3 million for the six months ended July 4, 1999, a 6% improvement over the corresponding period in 1998. Spawn product sales volume increased 6%, with a 5% increase in the Americas and a 7% increase in overseas markets. Strong volume increases were achieved during the six-month period in France, Canada, the Netherlands and South Africa. The overseas U.S. dollar equivalent selling price was 2% lower as local currency selling price increases were more than offset by the effect of the continued strengthening of the U.S. dollar. The average selling price in the Americas was equivalent to that of the corresponding 1998 period. Sales of disease-control agents and nutritional supplements accounted for 12% of consolidated net sales, which was consistent with the same period of 1998.

Operating expenses were $23.8 million during the first six months of 1999. Within operating expenses, cost of sales increased by 12% to $15.4 million, or 52% of sales, versus $13.8 million, or 50% of sales, for the corresponding 1998 period. This increase was primarily due to the $220,000 nonrecurring charge taken during the second quarter in connection with the replacement of the blender that was removed from service at the Australian facility, and a decreased margin on nutritional supplements. The increased administrative charges mentioned in the six-month consolidated review accounted for most of the increase in the remaining operating expenses, which totaled $8.4 million for the current period.

Operating income declined to 19% of sales during the first six months of 1999 versus, 22% for the corresponding period of 1998.

Fresh Mushrooms Segment
-----------------------

        (dollars in thousands)                  1999             1998          % Change
                                                ----             ----          --------
        Sales                                  $14,688          $15,801           (7)
        Operating expenses                      13,838           14,306           (3)
        Operating income                           850            1,495          (43)

Fresh mushroom sales decreased 7% to $14.7 million for the first six months of 1999, as compared with $15.8 million for the same period in 1998. This decrease was due to 6% fewer pounds sold and a 1% decrease in average selling price per pound. The percentage of mushrooms sold through the fresh channel was 88% for the current period of 1999 and 92% for the corresponding period of 1998. Highly competitive market conditions exist in the southeastern United States and are expected to continue throughout the remainder of 1999.

The fresh mushroom cost of sales for the first six months of 1999 was $10.8 million, or 73% of sales, versus $11.5 million, or 73% of sales, for the corresponding period of 1998. Beginning in the second quarter of 1998 and continuing into the first quarter of 1999, Quincy experienced production inefficiencies that contributed to production yield reductions, spreading a cost structure that is primarily fixed in nature over fewer pounds. Production efficiencies substantially improved in March 1999.

Fresh mushroom operating income was 6% as a percentage of sales, or $.9 million, for the current six-month period, as compared with 9%, or $1.5 million, for the corresponding six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended July 4, 1999 was $7.0 million, an increase of $1.8 million over the $5.2 million net cash provided for the six months ended June 28, 1998. Employee benefit accruals increased by $.4 million for the six months ended July 4, 1999, as compared with the $.8 million decrease during the same 1998 period due to a change in the timing of funding certain employee benefits. Trade accounts receivable contributed $1.5 million to operating cash flow for the 1999 six-month period, as compared with $3.0 million for the six months ended June 28, 1998. During 1999, the spawn products segment experienced a reduction in its trade accounts receivable balance through management's efforts to reduce overall receivable exposures. For the 1998 period, the majority of the change related to the collection of accounts receivable of a French subsidiary acquired in December 1997.

Inventories increased by $.3 million during the six months ended July 4, 1999, as compared with an increase of $1.2 million during the 1998 corresponding period. Relatively minor variations occurred within the inventories during 1999; whereas, during the six months ended June 28, 1998, the company significantly increased inventory levels within its North American spawn business. Prepaid expenses and other assets decreased by $.2 million during the period ended July 4, 1999, primarily due to the reduction of employee-related prepaids in France and the reduction of advances paid to suppliers by Quincy. The corresponding 1998 increase of prepaid expenses and other assets was $.8 million. Accounts payable and accrued liabilities decreased by $1.4 million during the first six months of 1999 due to payments made to contractors, which had been held back pending the satisfactory completion of equipment start-up tests at the French inoculum laboratory, and due to litigation settlements. The majority of the net decrease during the six months ended June 28, 1998 resulted from the settlement of trade payables of a French subsidiary acquired in December 1997.

Cash used by investing activities was $4.0 million for the six months ended July 4, 1999, versus the $4.4 million used during the same period of 1998. Significant capital projects during 1999 included the continued construction and completion of a spawn production facility in South Africa, a replacement blender in Australia, upgrading chilling equipment at Quincy, additional cold store capacity in the Netherlands and additional equipment for the company's biological products operation. In May 1998, the company acquired 90% of the capital stock of International Mushrooms Ltd. for $1.6 million. Capital expenditures in 1999 are expected to total between $6 million and $10 million for existing operations, with additional expenditures for any expansions, whether through acquisition or new initiatives. The company believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $24.7 million as of July 4, 1999. Term debt and revolving credit increased $.4 million during the six months ended July 4, 1999, as compared with a decrease of $1.3 million during the corresponding period of 1998. During the first six months of 1999, the company repurchased 215,600 shares of its common stock at an average price of $11.78 per share. By comparison, 19,525 shares were repurchased during the first six months of 1998 at an average price of $14.38 per share.

YEAR 2000 ISSUES

State of Readiness: Sylvan is currently executing an overall Year 2000 compliance strategy through an evaluation conducted by its business systems department. The program consists essentially of addressing issues related to four identified primary risk areas. These are:

     o    business information systems;
     o    company products and customers;
     o    third-party product and service providers; and
     o    facilities.

Business Information Systems: The business information systems program involves an ongoing assessment of the potential exposures of general computer systems utilized by each of Sylvan's sales, production and administrative subsidiaries. The company believes that, as a result of software upgrades and computer system purchases, Sylvan's computer systems will either not have a Year 2000 problem or will be warranted to be Year 2000 compliant by third-party vendors by the end of 1999.

Company Products and Customers: Exposures in production process areas relate almost entirely to the presence of imbedded operating systems for spawn production blenders and mushroom compost processing operations. A Year 2000 review has been conducted and the company believes that its mushroom compost processing systems and other imbedded systems in the United States are Year 2000 compliant. Software modifications are being implemented for several blender systems and for some European imbedded systems.

Because the company is in a narrowly structured industry, a substantial portion of its revenues is derived from a small number of customers worldwide and, to some extent, Sylvan's business is dependent upon the efforts of those entities to address their own Year 2000 issues. However, the company believes that, due to the fungible nature of the raw materials, supplies and services utilized by Sylvan's customers and the relative ease of access to their customers and markets, the risks of Year 2000 related disruptions for such third parties are small and are not likely to have a material adverse effect on the company's business, results of operations, equity or financial condition. The company will continue to monitor this and other issues raised herein and respond accordingly.

Third-Party Product and Service Providers: The company believes that Year 2000 risk exposures relating to most of the raw materials and operating supplies used in the production of the company's products are low due to their fungible nature. Issues could exist with respect to the company's ability to obtain certain limited use items from third parties such as packaging for spawn products. In addition, the company's production facilities are dependent upon third-party suppliers of electricity, water and other utilities. The company believes that brief interruptions of these services will have little effect on its operations and that the risk of prolonged interruptions to all nine of its geographically dispersed spawn plants is low. The necessity for contingency plans will be evaluated from time to time and, if such plans appear warranted, the company believes that they can be implemented expeditiously.

Facilities: A review of issues related to the Year 2000 compliance of Sylvan's facilities infrastructure has been completed and no major problems or significant risks are currently anticipated.

Year 2000 Cost: The total cost for the company's Year 2000 compliance efforts is currently estimated to be approximately $70,000. Most of the expenditures relate to computer system installations and software upgrades and have been, or will be, capitalized and charged to expense over the estimated useful life of the associated software and hardware. Additional costs could be incurred if significant remediation activities are required, particularly with respect to third-party suppliers, but the company does not anticipate that such costs will be material.

Risks and Contingency Plans: Based on the Year 2000 compliance work conducted to date and described above, the company's most significant risk in its most likely worst case scenario appears to be that, upon completion of its review of its third-party product and service providers, certain of these suppliers may not be compliant. Future operating results could be adversely affected, if such product and service providers in fact do not become compliant in a timely manner and cannot provide Sylvan with the products and services that it requires in a timely and cost-effective manner and if the company is not able to obtain an inventory of such items as spawn product packaging to deal with the compliance problems of bag vendors. However, the company believes that its vendor management process will identify these potential risks.

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

The company believes that the raw materials, operating supplies and packaging supplies that it requires are readily available from a number of suppliers and that its service needs are not significantly different from those of other companies. The company also believes that, for most if not all of its suppliers who may be identified as being noncompliant, various remediation strategies can be employed with particular suppliers as an alternative to switching suppliers. These remediation strategies include, but are not limited to, increasing purchases from suppliers in question prior to January 1, 2000 to provide a safety stock. Remediation strategies also include the development of plans to implement production increases at plants that are not affected by utility interruptions to make up most, if not all, of the production shortfalls at plants that are affected by prolonged interruptions.

EURO CURRENCY

Sylvan does not believe that the conversion to the Euro has a material impact on its business or financial condition.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time in this report and in other written reports and oral statements, references are made to expectations regarding future performance of the company. These "forward-looking statements" are based on currently available competitive, financial and economic data and the company's operating plans, but they are inherently uncertain. Events could turn out to be significantly different from what is expected, depending upon such factors as mushroom raw material production and growing process inconsistencies, specific pricing or product initiatives of the company's competitors and competitive conditions in the U.S. mushroom market in general, changes in currency and exchange risks, or changes in a specific country's or region's political or economic conditions.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The information presented under this item in the company's Form 10-K for the fiscal year ended January 3, 1999 has not changed materially. Information relating to the sensitivity to foreign currency exchange rate changes of the company's firmly committed sales transactions, in addition to what is presented in Item 2 of this filing, is omitted because it is an immaterial portion of total sales.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
         -----------------

In March 1998, the company's Quincy subsidiary was served with a complaint filed in the Circuit Court of the Second Judicial Circuit of Florida for Gadsden County. The complaint sought compensation, including loss of earnings, for a group of approximately 60 former Quincy employees who alleged that they were illegally terminated in March 1996 as a result of their participation in collective bargaining activities. The company believes that the complaint and its claims were without merit, but in May 1999, Quincy executed a settlement agreement with the claimants that provides for Quincy's payment of $420,000 to them and their attorneys and for the implementation of procedures to reinstate the claimants' employment. The settlement is subject to court approval and the company anticipates that such approval will be forthcoming.

There are no other material pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits required by Item 601 of Regulation S-K

         10 Collective Bargaining Agreement, dated July 20, 1999, between Quincy Corporation and the United Farm Workers of America, AFL-CIO.

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



Date: August 9, 1999                         SYLVAN INC.


                                             By: /s/ DONALD A. SMITH
                                                 -----------------------
                                                 Donald A. Smith
                                                 Chief Financial Officer


                                             By: /s/ FRED Y. BENNITT
                                                 -----------------------
                                                 Fred Y. Bennitt
                                                 Secretary/Treasurer

                               Index to Exhibits


         10 Collective Bargaining Agreement, dated July 20, 1999, between Quincy Corporation and the United Farm Workers of America, AFL-CIO.

         11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein.

         27       Financial Data Schedule