Form 10-Q
period 1999-10-03
SYLVAN INC
filed 1999-11-12
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR QUARTERLY PERIOD ENDED OCTOBER 3, 1999

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


 Number of shares of common stock outstanding as of October 29, 1999...5,813,636

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX


                                                                                                              Page No.
                                                                                                              --------

Part I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                  October 3, 1999 and January 3, 1999 ............................................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended October 3, 1999 and September 27, 1998 ...................................................5

                  Condensed Consolidated Statements of Income, Nine Months
                  Ended October 3, 1999 and September 27, 1998 ...................................................6

                  Condensed Consolidated Statements of Cash Flows, Nine Months
                  Ended October 3, 1999 and September 27, 1998 ...................................................7

                  Notes to Condensed Consolidated Financial Statements
                  October 3, 1999.................................................................................8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  ...................................19


Part II - OTHER INFORMATION

         Item 1.   Legal Proceedings ............................................................................20

         Item 6.   Exhibits and Reports on Form 8-K .............................................................20

                         Part 1 - Financial Information


Item 1.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In Thousands)


                                                                 October 3, 1999  January 3, 1999
                                                                 ---------------  ---------------
                                                                   (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                        $  7,889          $  6,497
   Trade accounts receivable, net of allowance
      for doubtful accounts of $832 and $710, respectively            11,622            12,630
   Inventories                                                         9,795             9,820
   Prepaid income taxes and other expenses                             1,877             1,459
   Other current assets                                                3,854             1,505
   Deferred income tax benefit                                           686               856
----------------------------------------------------------------------------------------------

      Total current assets                                            35,723            32,767

Property, plant and equipment, net                                    52,812            53,439

Intangible assets, net of accumulated amortization
   of $3,742 and $3,249, respectively                                 11,238            12,218

Other assets, net of accumulated amortization
   of $326 and $272, respectively                                      1,358             4,126
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $101,131          $102,550
==============================================================================================


   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In Thousands Except Share Data)


                                                                                   October 3, 1999      January 3, 1999
                                                                                   ---------------      ---------------
                                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                    $  2,977            $    825
   Accounts payable - trade                                                                4,642               5,341
   Accrued salaries, wages and other employee benefits                                     3,097               2,504
   Other accrued liabilities                                                               1,447               2,150
   Income taxes payable                                                                    3,782               3,041
--------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                           15,945              13,861
--------------------------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                                         36,231              34,586
--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Other employee benefits                                                                   982               1,054
   Other                                                                                   1,147               1,437
--------------------------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                                    2,129               2,491
--------------------------------------------------------------------------------------------------------------------

Minority interest                                                                          1,446               1,348

SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares authorized,
     6,671,601 and 6,637,201 shares issued and 5,813,636 and 6,387,336 shares
     outstanding at October 3, 1999 and January 3, 1999, respectively                          7                   7
   Common capital contributed in excess of par                                            16,736              16,443
   Retained earnings                                                                      45,750              41,657
   Less: Treasury stock, at cost, 857,965 and 249,865 shares
     at October 3, 1999 and January 3, 1999, respectively                                 (9,169)             (2,318)
                                                                                        --------            --------
                                                                                          53,324              55,789

   Cumulative translation adjustment                                                      (4,541)             (2,122)
   Pension adjustment                                                                     (3,403)             (3,403)
--------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive deficit                                                   (7,944)             (5,525)
--------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                          45,380              50,264
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $101,131            $102,550
====================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, In Thousands Except Share Data)



                                                          -------- Three Months Ended ---------
                                                          October 3, 1999    September 27, 1998
                                                          ---------------    ------------------

NET SALES                                                         $22,222               $22,316
-----------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                   13,048                13,380
   Selling, administration, research and development                5,009                 4,999
   Depreciation                                                     1,372                 1,358
-----------------------------------------------------------------------------------------------
                                                                   19,429                19,737
-----------------------------------------------------------------------------------------------

OPERATING INCOME                                                    2,793                 2,579

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                               595                   557

OTHER INCOME (EXPENSE)                                                (17)                  (23)
-----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                          2,181                 1,999

PROVISION FOR INCOME TAXES                                            582                   580
-----------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                             1,599                 1,419

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                          97                   112
-----------------------------------------------------------------------------------------------


NET INCOME                                                        $ 1,502               $ 1,307
===============================================================================================


NET INCOME PER SHARE - BASIC                                      $  0.25               $  0.20
===============================================================================================


NET INCOME PER SHARE - DILUTED                                    $  0.25               $  0.20
===============================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                                6,021,483             6,448,245
===============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                     6,048,062             6,528,630
===============================================================================================


   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, In Thousands Except Share Data)


                                                          -------- Nine Months Ended ---------
                                                          October 3, 1999   September 27, 1998
                                                          ---------------   ------------------
NET SALES                                                         $65,642              $65,275
----------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                   38,561               38,045
   Selling, administration, research and development               15,653               14,753
   Depreciation                                                     4,088                3,849
----------------------------------------------------------------------------------------------
                                                                   58,302               56,647
----------------------------------------------------------------------------------------------

OPERATING INCOME                                                    7,340                8,628

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                             1,655                1,619

OTHER INCOME (EXPENSE)                                                 49                  (62)
----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                          5,734                6,947

PROVISION FOR INCOME TAXES                                          1,543                2,015
----------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                             4,191                4,932

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                          98                  212
----------------------------------------------------------------------------------------------


NET INCOME                                                        $ 4,093              $ 4,720
==============================================================================================


NET INCOME PER SHARE - BASIC                                      $  0.66              $  0.73
==============================================================================================


NET INCOME PER SHARE - DILUTED                                    $  0.66              $  0.72
==============================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                                6,217,052            6,453,335
==============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                     6,248,502            6,545,331
==============================================================================================


   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, In Thousands)


                                                                                       ----------Nine Months Ended-----------
                                                                                       October 3, 1999     September 27, 1998
                                                                                       ---------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $ 4,093                $ 4,720
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                                            4,635                  4,469
        Employee benefits                                                                          670                   (444)
        Trade accounts receivable                                                                  486                  1,648
        Inventories                                                                               (293)                (1,664)
        Prepaid expenses and other assets                                                           52                   (992)
        Accounts payable and accrued liabilities                                                (1,201)                (2,057)
        Other                                                                                    1,255                    824
-----------------------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                                            9,697                  6,504
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisition, net of cash acquired                                                     0                 (1,619)
   Net expenditures for property, plant and equipment                                           (5,740)                (5,004)
-----------------------------------------------------------------------------------------------------------------------------

           Net cash used in investing activities                                                (5,740)                (6,623)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                           (542)                  (444)
   Net borrowings under revolving credit line                                                    4,698                    241
   Proceeds from exercise of stock options                                                         293                    427
   Purchase of treasury shares                                                                  (6,851)                  (850)
-----------------------------------------------------------------------------------------------------------------------------

           Net cash used in financing activities                                                (2,402)                  (626)
-----------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                                  (163)                   391
-----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             1,392                   (354)

CASH AND CASH EQUIVALENTS, beginning of period                                                   6,497                  5,567
-----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                                       $ 7,889                $ 5,213
=============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                                               $ 1,690                $ 1,673
   Income taxes paid                                                                               628                  1,758

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
In May 1998, the company purchased 90% of the capital stock of International
Mushrooms Ltd. (an Irish corporation) for $1.6 million. In conjunction with this acquisition, liabilities were assumed as follows:

   Fair value of assets acquired                                                                                      $ 4,492
   Cash paid for the capital stock                                                                                     (1,619)
                                                                                                                      -------
         Liabilities assumed                                                                                          $ 2,873
                                                                                                                      =======


   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                                 October 3, 1999
                                   (Unaudited)


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

      Cash
      ----

      The company maintains a French-franc denominated cash balance of approximately FF15.0 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Current Assets" as of October 3, 1999.

      Inventories
      -----------

      Inventories at October 3, 1999 and January 3, 1999 consisted of the following:

             (in thousands)                            October 3, 1999   January 3, 1999
                                                       ---------------   ---------------

             Growing crops and compost material            $4,756            $4,882
             Stores and other supplies                      1,675             1,632
             Mushrooms and spawn on hand                    3,364             3,306
                                                           ------            ------
                                                           $9,795            $9,820
                                                           ======            ======


      Labor Agreement
      ---------------

      On July 20, 1999, the company's Quincy subsidiary signed a collective bargaining agreement with the United Farm Workers of America. The contract covers various harvesting and packaging employees at the Quincy operation.

      Acquisition Agreement
      ---------------------

      During the quarter ended October 3, 1999, the company entered into a letter of intent to acquire substantially all of the assets of the J.B. Swayne Spawn Company of Kennett Square, Pennsylvania, a modern producer that distributes its product throughout North America.

      Earnings Per Common Share
      -------------------------

      Earnings per share were calculated using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,368,417 shares of the company's common stock have been granted and options for a total of 526,808 of these shares have been exercised as of October 3, 1999.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three and nine months ended October 3, 1999 and September 27, 1998.


                                                                                  Three Months Ended
                                                                    October 3, 1999               September 27, 1998
                                                                    ---------------               ------------------

             Net income (in thousands)                                 $    1,502                      $    1,307
                                                                       ==========                      ==========

             Earnings per common share - basic                         $      .25                      $      .20
                                                                       ==========                      ==========
             Earnings per common share - diluted                       $      .25                      $      .20
                                                                       ==========                      ==========

             Common shares - basic                                      6,021,483                       6,448,245
             Effect of dilutive securities:  stock options                 26,579                          80,385
                                                                       ----------                      ----------
             Common shares - diluted                                    6,048,062                       6,528,630
                                                                       ==========                      ==========


                                                                                    Nine Months Ended
                                                                    October 3, 1999               September 27, 1998
                                                                    ---------------               ------------------

             Net income (in thousands)                                 $    4,093                      $    4,720
                                                                       ==========                      ==========

             Earnings per common share - basic                         $      .66                      $      .73
                                                                       ==========                      ==========
             Earnings per common share - diluted                       $      .66                      $      .72
                                                                       ==========                      ==========

             Common shares - basic                                      6,217,052                       6,453,335
             Effect of dilutive securities:  stock options                 31,450                          91,996
                                                                       ----------                      ----------
             Common shares - diluted                                    6,248,502                       6,545,331
                                                                       ==========                      ==========


      Options to purchase approximately 424,000 and 386,000 shares of common stock in the three months and nine months ended October 3, 1999, respectively, and options to purchase 88,000 shares of common stock in both the three and nine months ended September 27, 1998 were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the company's common shares for the periods.

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

2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the agreement as follows:

                                                    Maximum Aggregate
                Period Beginning                   Outstanding Balance
                ----------------                   -------------------
                 August 6, 2003                      $50.0 million
                 August 6, 2004                       45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On October 3, 1999, the company had outstanding borrowings under the agreement of $34.3 million. The revolving credit loans mature on August 5, 2005.

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

      The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At October 3, 1999, term loans amounting to 2.8 million Dutch guilders were outstanding under this agreement.

3.    COMPREHENSIVE INCOME:

      Comprehensive income consists of the following:


                                                                                 Three Months Ended
           (in thousands)                                              October 3, 1999           September 27, 1998
                                                                       ---------------           ------------------

           Net income                                                     $  1,502                       $ 1,307
           Other comprehensive income:
                   Foreign currency translation adjustment                   1,254                         1,921
                                                                          --------                       -------
           Comprehensive income                                           $  2,756                       $ 3,228
                                                                          ========                       =======


                                                                                   Nine Months Ended
           (in thousands)                                               October 3, 1999           September 27, 1998
                                                                        ---------------           ------------------
           Net income                                                     $  4,093                       $ 4,720
           Other comprehensive income (loss):
                   Foreign currency translation adjustment                  (2,419)                        1,361
                                                                          --------                       -------
           Comprehensive income                                           $  1,674                       $ 6,081
                                                                          ========                       =======


4.   BUSINESS SEGMENT INFORMATION:

     Sylvan is a worldwide producer and distributor of mushroom products, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower and marketer of fresh mushrooms in the United States. The company has two reportable business segments: spawn products, which includes spawn-related products and services, and fresh mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter and nine months ended October 3, 1999, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the January 3, 1999 financial statements.

                                                        Three             Spawn            Fresh
                                                        Months           Products        Mushrooms
           (in thousands)                               Ended            Segment          Segment       Total
                                                        -----            -------          -------       -----
           Total revenues                                1999            $15,611          $6,922       $22,533
                                                         1998             15,102           7,500        22,602

           Intersegment revenues                         1999                311              --           311
                                                         1998                286              --           286

           Segment operating income                      1999              3,585              57         3,642
                                                         1998              3,470             (84)        3,386



                  Reconciliation to Consolidated Financial Data
                  ---------------------------------------------


                                                                                Three Months Ended
           (in thousands)                                             October 3, 1999           September 27, 1998
                                                                      ---------------           ------------------

           Total revenues for reportable segments                        $22,533                     $22,602
           Elimination of intersegment revenues                             (311)                       (286)
                                                                         -------                     -------
           Total consolidated revenues                                   $22,222                     $22,316
                                                                         =======                     =======

           Segment operating income                                      $ 3,642                     $ 3,386
           Unallocated corporate expenses                                   (849)                       (807)
           Interest expense, net                                            (595)                       (557)
           Other income (expense)                                            (17)                        (23)
                                                                         -------                     -------
           Consolidated income before income taxes                       $ 2,181                     $ 1,999
                                                                         =======                     =======


                                                        Nine               Spawn            Fresh
                                                       Months             Products         Mushrooms
           (in thousands)                               Ended             Segment           Segment        Total
                                                        -----             -------           -------        -----

           Total revenues                                1999              $44,956           $21,610      $66,566
                                                         1998               42,810            23,301       66,111

           Intersegment revenues                         1999                  924                --          924
                                                         1998                  836                --          836

           Segment operating income                      1999                9,171               907       10,078
                                                         1998                9,658             1,411       11,069

                  Reconciliation to Consolidated Financial Data
                  ---------------------------------------------


                                                        Nine Months Ended
           (in thousands)                       October 3, 1999    September 27, 1998
                                                ---------------    ------------------

Total revenues for reportable segments              $66,566              $66,111
Elimination of intersegment revenues                   (924)                (836)
                                                    -------              -------
Total consolidated revenues                         $65,642              $65,275
                                                    =======              =======

Segment operating income                            $10,078              $11,069
Unallocated corporate expenses                       (2,738)              (2,441)
Interest expense, net                                (1,655)              (1,619)
Other income (expense)                                   49                  (62)
                                                    -------              -------
Consolidated income before income taxes             $ 5,734              $ 6,947
                                                    =======              =======

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          Sylvan Inc. and Subsidiaries


RESULTS OF OPERATIONS (Three Months Ended October 3, 1999 and September 27,
1998)


CONSOLIDATED REVIEW

Net Sales
---------

         (dollars in thousands)            1999          1998         % Change
                                           ----          ----         --------
         Net sales                        $22,222       $22,316          --

Net sales for the three months ended October 3, 1999 were $22.2 million, essentially the same as the $22.3 million reported for the corresponding 1998 quarter. International sales for the quarter increased to 51%, as compared with 50% for the third quarter of 1998. Further strengthening of the U.S. dollar continued to offset the effect of increased international sales volumes. The U.S. dollar was approximately 6% stronger at the end of the current quarter, in terms of the company's applicable foreign currencies, than at the end of the third quarter of 1998. This strengthening of the U.S. dollar had the effect of decreasing sales for the current quarter by approximately $.8 million.

Operating Costs and Expenses
----------------------------

       (dollars in thousands)                   1999          1998     % Change
                                                ----          ----     --------
        Cost of sales                         $13,048        $13,380      (2)
        Selling, administration,                5,009          4,999      --
              research and development
        Depreciation                            1,372          1,358       1

The company's cost of sales, expressed as a percentage of sales, was 58.7% for the third quarter of 1999, versus 60.0% for the third quarter of 1998. Increased production efficiencies were realized in both business segments during the third quarter of 1999, as compared with the corresponding quarter of 1998. Selling, administration, research and development expenses were essentially unchanged at $5.0 million for the quarters ended October 3, 1999 and September 27, 1998. These expenses were 22.5% of sales and 22.4% of sales, respectively. Depreciation expense for the third quarter of 1999 was $1.4 million, $14,000 higher than for the third quarter of 1998.

Interest Expense
----------------

The company's net interest expense for the third quarter of 1999 was $595,000, 7% higher than for the corresponding 1998 quarter. The effective borrowing rate for the current quarter was 6.5%, as compared with 6.8% for the third quarter of 1998. Higher levels of indebtedness between periods were slightly offset by the lower effective interest rate.

Income Tax Expense
------------------

The effective income tax rate was 27% for the third quarter of 1999, as compared with 29% for the corresponding quarter of 1998.

BUSINESS SEGMENTS

Spawn Products Segment
----------------------

        (dollars in thousands)               1999          1998        % Change
                                             ----          ----        --------

        Sales, including intersegment       $15,611       $15,102          3
        Operating expenses                   12,026        11,632          3
        Operating income                      3,585         3,470          3

Net sales of spawn and spawn-related products were $15.6 million for the quarter ended October 3, 1999, a 3% improvement over the corresponding period in 1998. Spawn product sales volume increased 6%, with a 9% increase in overseas markets and with essentially no change in the Americas. Strong volume increases were achieved during the quarter in France, Canada and Hungary. The overseas U.S. dollar equivalent selling price was 6% lower during the current quarter, primarily due to the strengthening of the U.S. dollar. The average selling price in the Americas was 2% lower than that of the corresponding 1998 quarter. Sales of disease-control agents and nutritional supplements, which accounted for 13% of consolidated net sales for the third quarter of 1999, were consistent with the same period of 1998.

Operating expenses increased proportionately with sales to $12.0 million during the quarter ended October 3, 1999, versus $11.6 million during the 1998 period. Within operating expenses, cost of sales, as a percentage of sales, was 50% for the quarter ended October 3, 1999 as well as the corresponding period in 1998. The remaining operating expenses increased by 4% to $4.2 million for the current quarter.

Operating income increased by 3% to $3.6 million for the quarter ended October 3, 1999 from $3.5 million for the third quarter of 1998. For the third quarters of both 1999 and 1998, operating income was 23% of sales.


Fresh Mushrooms Segment
-----------------------

        (dollars in thousands)            1999           1998       % Change
                                          ----           ----       --------

        Sales                            $6,922         $7,500         (8)
        Operating expenses                6,865          7,584         (9)
        Operating income                     57            (84)       168

Fresh mushroom sales decreased during the current quarter to $6.9 million, as compared with $7.5 million for the same period in 1998. This decrease was due to 6% fewer pounds sold and a 1% decrease in the average selling price per pound. The percentage of mushrooms sold through the fresh channel was 91% for the third quarter of 1999 and 93% for the corresponding quarter of 1998. Highly competitive market conditions exist in the southeastern United States and are expected to continue into 2000.

The fresh mushroom cost of sales was $5.5 million, or 80% of sales, for the third quarter of 1999, versus $6.1 million, or 81% of sales, for the corresponding period of 1998. Beginning in the third quarter of 1998 and continuing into the first quarter of 1999, Quincy experienced production inefficiencies that contributed to production yield reductions, spreading a cost structure that is primarily fixed in nature over fewer pounds. Production efficiencies substantially improved in March 1999; however, during the third quarter Quincy once again experienced production difficulties, which improved by the end of the quarter.

The fresh mushroom operating income of 1%, as a percentage of sales, was $141,000 higher than the 1% operating loss, as a percentage of sales, for the corresponding 1998 quarter.

RESULTS OF OPERATIONS (Nine Months Ended October 3, 1999 and September 27, 1998)

CONSOLIDATED REVIEW

Net Sales
---------

        (dollars in thousands)             1999         1998        % Change
                                           ----         ----        --------
         Net sales                        $65,642      $65,275          1

Net sales for the nine months ended October 3, 1999 were $65.6 million, a 1% increase over the $65.3 million reported for the corresponding 1998 period. International sales for the current nine-month period were 50%, up from 47% for the nine months ended September 27, 1998. The U.S. dollar was approximately 4% stronger at the end of the current period, when measured in terms of the company's applicable foreign currencies, than at the end of the first nine months of 1998. This strengthening of the U.S. dollar had the effect of decreasing sales for the current nine-month period by approximately $1.6 million.

Operating Costs and Expenses
----------------------------

       (dollars in thousands)                 1999        1998        % Change
                                              ----        ----        --------
        Cost of sales                        $38,561     $38,045          1
        Selling, administration,              15,653      14,753          6
              research and development
        Depreciation                           4,088       3,849          6


The company's cost of sales, expressed as a percentage of sales, was 58.7% for the first nine months of 1999, versus 58.3% for the corresponding 1998 period. The company expensed approximately $220,000 during the current period in connection with the replacement of the blender that was removed from service at the Australian facility. Excluding this charge, the cost of sales percentage for the current period was 58.4%. Selling, administration, research and development expenses increased to $15.7 million, or 23.8% of sales, as compared with $14.8 million, or 22.6% of sales, for the corresponding 1998 period. Much of this increase relates to increased professional fees, additional bad debt reserves, the May 1998 acquisition of International Mushrooms Ltd. and increased employee medical insurance amounts recorded during the first quarter of 1999. Depreciation expense for the current nine-month period was $4.1 million, $239,000 higher than the $3.8 million for the corresponding period of 1998.

Interest Expense
----------------

The company's net interest expense for the nine months ended October 3, 1999 was $1.7 million, $36,000 higher than that of the corresponding nine-month period of 1998. The effective borrowing rate for the current period was 6.5%, as compared with 6.9% for the first nine months of 1998. Increases in total borrowing costs, resulting from higher levels of indebtedness, were offset by the lower effective interest rate.

Income Tax Expense
------------------

The effective income tax rate was 27% for the current period, as compared with 29% for the corresponding 1998 period. The proportion of fresh mushroom earnings, compared with total earnings, had the effect of decreasing the consolidated income tax rate.

BUSINESS SEGMENTS

Spawn Products Segment
----------------------

        (dollars in thousands)                 1999          1998       % Change
                                               ----          ----       --------
        Sales, including intersegment        $44,956       $42,810          5
        Operating expenses                    35,785        33,152          8
        Operating income                       9,171         9,658         (5)


Net sales of spawn and spawn-related products were $45.0 million for the nine months ended October 3, 1999, a 5% improvement over the corresponding period in 1998. Spawn product sales volume increased by 6%, with an 8% increase in overseas markets and a 3% increase in the Americas. Strong volume increases were achieved during the nine-month period in France, Canada, South Africa and Australia. The overseas U.S. dollar equivalent selling price was 4% lower as local currency selling price increases were more than offset by the effect of the continued strengthening of the U.S. dollar. The average selling price in the Americas was equivalent to that of the corresponding 1998 period. Sales of disease-control agents and nutritional supplements accounted for 13% of consolidated net sales, which was consistent with the corresponding period of 1998.

Operating expenses were $35.8 million during the first nine months of 1999. Within operating expenses, cost of sales increased by 9% to $23.2 million, or 52% of sales, versus $21.4 million, or 50% of sales, for the corresponding 1998 period. This increase is primarily due to the $220,000 nonrecurring charge taken during the second quarter in connection with the replacement of the blender that was removed from service at the Australian facility, and decreased margins on nutritional supplements. The increased administrative charges mentioned in the nine-month consolidated review accounted for most of the increase in the remaining operating expenses, which totaled $12.6 million for the current period.

Operating income declined to 20% of sales during the first nine months of 1999, versus 23% for the corresponding period of 1998.

Fresh Mushrooms Segment
-----------------------

        (dollars in thousands)              1999           1998       % Change
                                            ----           ----       --------
        Sales                              $21,610        $23,301         (7)
        Operating expenses                  20,703         21,890         (5)
        Operating income                       907          1,411        (36)

Fresh mushroom sales decreased 7% to $21.6 million for the first nine months of 1999, as compared with $23.3 million for the corresponding period in 1998. This decrease was due to 6% fewer pounds sold and a 1% decrease in average selling price per pound. The percentage of mushrooms sold through the fresh channel was 89% for the current period of 1999 and 92% for the corresponding period of 1998. Highly competitive market conditions exist in the southeastern United States and are expected to continue into 2000.

The fresh mushroom cost of sales was $16.3 million for the first nine months of 1999, as compared with $17.5 million for the corresponding period of 1998. Much of the $1.2 million decrease in the current period was due to Quincy purchasing lower quantities of third-party produced mushrooms on the open market, as compared with the prior-year period. The cost of sales, as a percentage of sales, was 75% for both the 1999 and 1998 nine-month periods. Beginning in the third quarter of 1998 and continuing into the first quarter of 1999, Quincy experienced production inefficiencies that contributed to production yield reductions, spreading a cost structure that is primarily fixed in nature over fewer pounds. Production efficiencies substantially improved in March 1999; however, during the third quarter Quincy once again experienced production difficulties, which improved by the end of the quarter.

Fresh mushroom operating income was 4% as a percentage of sales, or $.9 million, for the current nine-month period, as compared with 6%, or $1.4 million, for the corresponding nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended October 3, 1999 was $9.7 million, an increase of $3.2 million over the $6.5 million provided for the nine months ended September 27, 1998. Employee benefit accruals increased by $.7 million for the nine months ended October 3, 1999, as compared with the $.4 million decrease during the corresponding 1998 period, due to a change in the timing of funding certain employee benefits. Trade accounts receivable contributed $.5 million to operating cash flow for the 1999 nine-month period, as compared with $1.6 million for the nine months ended September 27, 1998. During 1999, the spawn products segment experienced a reduction in its trade accounts receivable balance through management's efforts to reduce overall receivable exposures. For the 1998 period, the majority of the change was related to the collection of accounts receivable of a French subsidiary acquired in December 1997.

Inventories increased by $.3 million during the nine months ended October 3, 1999, as compared with an increase of $1.7 million during the 1998 corresponding period. Relatively minor variations occurred within the inventories during 1999; whereas, during the nine months ended September 27, 1998, the company significantly increased inventory levels within its North American spawn business. Accounts payable and accrued liabilities decreased by $1.2 million during the first nine months of 1999 due to payments made to contractors, which had been held back pending the satisfactory completion of equipment start-up tests at the French inoculum laboratory, and due to litigation settlements. The majority of the net decrease of $2.1 million during the nine months ended September 27, 1998 resulted from the settlement of trade payables in a French subsidiary acquired in December 1997.

Cash used by investing activities was $5.7 million for the nine months ended October 3, 1999, versus the $6.6 million used during the corresponding period of 1998. During the quarter ended October 3, 1999 plant modifications, including installation of blender technology, commenced in Ireland. Other significant capital projects during 1999 included the continued construction and completion of a spawn production facility in South Africa, a replacement blender in Australia, upgrading chilling equipment at Quincy, additional cold store capacity in the Netherlands and additional equipment for the company's biological products operation. Capital expenditures in 1999 are expected to total between $6 million and $8 million for existing operations, with additional expenditures for any acquisitions or new initiatives. The company believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs, including the expected fourth-quarter acquisition of the J.B. Swayne Spawn Company.

Available credit under the company's revolving credit arrangement was $20.7 million as of October 3, 1999. Term debt and revolving credit increased $4.2 million during the nine months ended October 3, 1999, as compared with a decrease of $.2 million during the corresponding period of 1998. Most of this increase in revolving credit was due to the repurchase of $4.3 million of treasury stock during the third quarter. During the first nine months of 1999, the company repurchased 608,100 shares of its common stock at an average price of $11.27 per share. By comparison, 59,025 shares were repurchased during the first nine months of 1998 at an average price of $14.39 per share.

YEAR 2000 ISSUES

State of Readiness: Sylvan is currently executing an overall Year 2000 compliance strategy through an evaluation conducted by its business systems department. The program consists essentially of addressing issues related to four primary risk areas. These are:

   o    business information systems;
   o    company products and customers;
   o    third-party product and service providers; and
   o    facilities.

Business Information Systems: Sylvan believes that, as a result of software upgrades and computer system purchases, the computer systems of its sales, production and administrative subsidiaries will either not have a Year 2000 problem or will be warranted to be Year 2000 compliant by third-party vendors by the end of 1999.

Company Products and Customers: Exposures in production process areas relate almost entirely to the presence of imbedded operating systems for spawn production blenders and mushroom compost processing operations. The company believes that its mushroom compost processing systems and spawn processing imbedded systems in the United States are Year 2000 compliant. Software modifications have been and are being implemented for some European imbedded systems.

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

Third-Party Product and Service Providers: The company believes that Year 2000 risk exposures relating to most of the raw materials and operating supplies used in the production of the company's products are low due to their fungible nature. Issues could, but are not expected to, exist with respect to the company's ability to obtain certain limited use items from third parties, such as packaging for spawn products. In addition, the company's production facilities are dependent upon third-party suppliers of electricity, water and other utilities. The company believes that brief interruptions of these services will have little effect on its operations and that the risk of prolonged interruptions to all nine of its geographically dispersed spawn plants is low. Contingency plans have been formulated and are evaluated from time to time and, if changes appear warranted, the company believes that they can be implemented expeditiously.

Facilities: A review of issues related to the Year 2000 compliance of Sylvan's facilities infrastructure has been completed and no major problems or significant risks are anticipated.

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

Risks and Contingency Plans: Based on the Year 2000 compliance work conducted to date and described above, the company's most significant risk in its most likely worst case scenario appears to be that, upon completion of its review of its third-party product and service providers, certain of these suppliers may not be compliant. Future operating results could be adversely affected, if such product and service providers do not become compliant in a timely manner and cannot provide Sylvan with the products and services that it requires in a timely and cost-effective manner, and if the company is not able to obtain an inventory of such items as spawn product packaging to deal with the compliance problems of bag vendors. However, the company believes that its vendor management process will identify these potential risks.

At this time, a formal contingency plan for dealing with third-party product and service providers who are not Year 2000 compliant has not been developed because Sylvan does not believe that these issues are sufficiently material to warrant it and the company anticipates that potential supply interruptions can be avoided as described below.

The company believes that the raw materials, operating supplies and packaging supplies that it requires are readily available from a number of suppliers and that its service needs are not significantly different from those of other companies. The company also believes that for most, if not all, of its suppliers who may be identified as being noncompliant, various remediation strategies can be employed with particular suppliers as an alternative to switching suppliers. These remediation strategies include, but are not limited to, increasing purchases from suppliers in question prior to January 1, 2000 to provide a safety stock. Remediation strategies also include the development of plans to implement production increases at plants that are not affected by utility interruptions to make up most, if not all, of the production shortfalls at plants that are affected by prolonged interruptions.

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

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

In March 1998, the company's Quincy subsidiary was served with a complaint filed in the Circuit Court of the Second Judicial Circuit of Florida for Gadsden County. The complaint sought compensation, including loss of earnings, for a group of approximately 60 former Quincy employees who alleged that they were illegally terminated in March 1996 as a result of their participation in collective bargaining activities. Although the company believed that the complaint and its claims were without merit, Quincy executed a settlement agreement with the claimants in May 1999 that provided for Quincy's payment of $420,000 to them and their attorneys and for the implementation of procedures to reinstate the claimants' employment. The settlement was approved by final order of the court dated July 6, 1999.

There are no other material pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits required by Item 601 of Regulation S-K

        3.3 Articles of Incorporation of S. F. Nevada, Inc., filed on May 27, 1994 with the Secretary of State of the State of Nevada and submitted herewith.

        3.4 Articles of Merger of S. F. Nevada, Inc. (a Nevada Corporation) and Sylvan Foods Holdings, Inc. (a Delaware Corporation) and attached Exhibit A, filed on June 28, 1994 with the Secretary of State of the State of Nevada and submitted herewith.

        3.5    Bylaws, as amended June 28, 1994 and submitted herewith.

       10.12 Sylvan Inc. 1990 Stock Option Plan, as amended and restated on February 10, 1999 and as amended April 29, 1999 and submitted herewith.

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



Date: November  10, 1999                      SYLVAN INC.
     -------------------

                                              By: /s/ Donald A. Smith
                                                 ------------------------------
                                                  Donald A. Smith
                                                  Chief Financial Officer


                                              By: /s/ Fred Y. Bennitt
                                                 ------------------------------
                                                  Fred Y. Bennitt
                                                  Secretary/Treasurer

                                INDEX TO EXHIBITS



Exhibit No.                     Description                             Page No.
-----------                     -----------                             --------


  3.3             Articles of Incorporation of S. F. Nevada, Inc.

  3.4             Articles of Merger of S. F. Nevada, Inc. and
                  Sylvan Foods Holdings, Inc. with exhibit

  3.5             Bylaws

10.12             1990 Stock Option Plan as amended and restated

   27             Financial Data Schedule