Form 10-K405
period 2000-01-02
SYLVAN INC
filed 2000-03-27
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to ____________


                           COMMISSION FILE NO. 0-18339

                                   SYLVAN INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                               25-1603408
           ------                                               ----------
  (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                            Identification No.)


 333 MAIN STREET, P.O. BOX 249, SAXONBURG, PA                   16056-0249
 --------------------------------------------                   ----------
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (724) 352-7520


 Securities registered pursuant to    Name of each exchange on which registered:
     Section 12(b) of the Act:                      Not applicable
       Title of each class
       -------------------
              None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 2, 2000 was approximately $45,804,600. On that date, the last sale price of registrant's common stock was $9.50 per share. Solely for purposes of this calculation, shares beneficially owned by directors and executive officers have been excluded. However, such exclusion is not intended to be, nor is it to be deemed, a determination or an admission by the registrant that such directors and officers are, in fact, affiliates of the registrant.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of March 2, 2000.

                                                               Outstanding on
                     Class                                      March 2, 2000
                                                                -------------
    COMMON STOCK, PAR VALUE $.001 PER SHARE                       5,673,836


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                Part of Form 10-K into which
               Document                         the Document is Incorporated
                                                ----------------------------
DEFINITIVE PROXY STATEMENT TO SHAREHOLDERS    PART III, ITEMS 10, 11, 12 AND 13

                                     PART I

ITEM 1.  BUSINESS

Sylvan Inc. (Sylvan, the company) is the successor to the business of a Pennsylvania corporation which was chartered in 1937, and consists of a number of subsidiaries which are engaged principally in the production and distribution of mushroom spawn, spawn-related products and fresh mushrooms. The company was organized as a Delaware corporation on March 27, 1989, under the name of Sylvan Foods Holdings, Inc. The company became a Securities and Exchange Commission registrant in August 1990 pursuant to the irrevocable distribution by the company's then majority shareholder, The Prospect Group, Inc., of the shares of the company that it owned to its shareholders. The company changed its name to Sylvan Inc. in July 1994 in conjunction with the change of its state of incorporation to Nevada from Delaware. The company's principal executive offices are at 333 Main Street, P.O. Box 249, Saxonburg, PA 16056-0249.

Sylvan operates in two reportable business segments. It is the leading worldwide producer of mushroom spawn (the equivalent of seed for mushrooms) and a major distributor of a variety of other value-added products and services for use by mushroom growers. The company is also an important U.S. producer of fresh mushrooms. Its growth strategy calls for devoting increased capital and management resources to supplying its spawn and related products and services to suitable markets throughout the world.

Spawn Operations: Spawn products accounted for 68% of the company's total sales in 1999 and 90% of its operating income. Spawn is produced by a process whereby carefully maintained mushroom cultures are introduced into specific nutrient media to produce inoculum suitable for commercial spawn production. The inoculum is then combined with a sterile, grain-based substrate in a manner that promotes the colonization of the mushroom cultures throughout the substrate. The resulting culture-enriched substrate is measured into sterilized containers and the filled containers are incubated in environmentally controlled growing rooms. Once the incubation is complete, the containers are refrigerated until they are shipped to customers who then initiate their crop production cycle by adding this seed-like material to the composted growing medium from which the mushrooms grow.

The company conducts its operations through subsidiaries in the United States, Europe, Australia and South Africa, and is a leading producer and distributor of mushroom spawn and various spawn-related products in each of the markets in which it has a presence. End-stage spawn production in most of the company's manufacturing facilities takes place in specialized pressure vessels in plants that are operated pursuant to rigorous quality-control standards. Three plants are located in the United States and one each in England, Ireland, the Netherlands, France, Hungary, Australia and South Africa. Sylvan's Irish, Dutch and Australian plants function under arrangements whereby certain prominent mushroom growers in each respective country possess minority ownership of the operating company.

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

The company's investment in biotechnical research has resulted in refinements of techniques for genetic analysis of mushroom strains and its research programs have produced some strains that possess commercial suitability. Another successful product is Sylvan's casing inoculum (CI), a mushroom production additive that is applied to the top layer of mushroom compost. It enables mushroom farmers to get more crops per year from their investment in raw materials and equipment by shortening the mushroom growing cycle and reducing a crop's exposure to disease. In addition, Sylvan has distribution rights for products manufactured by others, such as disease-control agents, that are targeted for use by mushroom growers.

Sylvan's production experience and research capabilities lend themselves to a variety of commercially viable microbial production applications. It is supplying a Japanese company with dried Agaricus mushrooms for use in a beverage that is marketed in the Far East and it collaborates, from time to time, with chemical, biotechnological and pharmaceutical companies for the purpose of evaluating and promoting its capabilities beyond the mushroom industry. The value of backlog orders for biological products is insignificant.

Fresh Mushroom Operations: The mushroom segment of Sylvan's business accounted for 32% of the company's total sales in 1999 and 10% of its operating income. Sylvan operates a mushroom farm located in Quincy, Florida, which is one of the most modern and efficient mushroom production operations in North America. It serves a strategic role for Sylvan as a resource for production process innovations. The facility includes an advanced computer-controlled production system with which compost is processed more efficiently than with conventional systems. The mushrooms produced in 1999 were sold to supermarkets, food processors and distributors principally in the mid-eastern and southeastern United States. Beginning in 2000, Quincy's mushrooms will be sold to a leading U.S. mushroom marketing organization that will package and distribute them throughout the eastern United States.

Mushrooms are grown indoors in a continuous production process that employs a temperature- and humidity-controlled environment. Compost, produced from a carefully formulated and monitored mixture of hay or straw, water and various organic supplements, is pasteurized and spawn is added to it. The spawn colonizes the compost and, after about four to five weeks, grows into harvestable mushrooms that are packaged and shipped to customers. The value of backlog orders for mushroom products is insignificant.

PERSONNEL

On January 2, 2000, Sylvan had approximately 995 full-time employees, of whom about 730 were engaged in production activities and 265 in supervision, sales and administration. On January 3, 1999, Sylvan had approximately 925 full-time employees, of whom about 695 were engaged in production activities and 230 in supervision, sales and administration.

The employees of the company's French subsidiary are subject to a national, industry-wide collective bargaining agreement. In addition, harvesting and packaging employees of its Quincy subsidiary are subject to a collective bargaining agreement with the United Farm Workers. The remainder of the company's workforce is not subject to collective bargaining arrangements. Management believes that its employee relations are good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The amounts of revenue, operating income and asset-related expenditures attributable to each of the company's industry segments are set forth in Note 9 of the consolidated financial statements that are filed as part of this annual report.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The amounts of revenue and long-lived assets attributable to each of the company's geographic areas are set forth in Note 9 of the company's consolidated financial statements that are filed as part of this annual report.

COMPETITIVE CONDITIONS

No single customer accounted for 10% or more of Sylvan's consolidated net sales in 1999.

Spawn and Spawn-Related Products: Sylvan believes that there are seven firms in the United States and three firms in Canada that produce and market almost all of the spawn used by North American mushroom growers. Among these firms, Sylvan's principal North American competitor is Lambert Spawn Company. In addition, Money's Mushrooms Ltd. (a Canadian-based mushroom and spawn producer) and Amycel, Inc. (a division of Monterey Mushrooms, Inc.) are major spawn producers in the United States, but much of their production is consumed by their mushroom production affiliates. Sylvan believes that its principal European competitors are Italspawn and Le Lion. In addition, numerous smaller spawn producers operate in the United States, Canada and in almost every European country. Sylvan competes in the spawn market with strict quality, consistency and reliability standards and through its availability of broad-based, post-sale product support services to mushroom growers. Sylvan has, and is further developing, the network by which it distributes its products and services throughout the world.

Fresh Mushrooms: Sylvan believes that the top two producers of mushrooms in the United States, in order of size, are Money's Mushrooms Ltd. and Monterey Mushrooms, Inc. Sylvan's production levels are comparable to those of a group of six to eight regional producers of substantial size. The balance of the U.S. industry is fragmented, comprised of about 200 small producers throughout the country. Quality, supply consistency and price are the principal competitive factors in the mushroom business. Although Sylvan and its competitors have established brand names, competition is principally at the grocery retailer or wholesaler level, rather than at the consumer level. Competition outside of North America is characterized primarily by the importation of processed mushroom products into the United States and Canada. However, processed mushrooms are not a material factor in Sylvan's current operations because Sylvan's mushrooms compete primarily in the fresh mushroom market. Due to the fragility of fresh mushrooms, Sylvan believes that the fresh mushroom market in the United States is somewhat protected from direct non-North American competition. Fresh mushrooms have limited shelf life, which, together with the relatively high cost of refrigerated transportation, causes markets to be regional in nature. However, for the same reasons, imbalances of supply and demand, from time to time, can and do induce price fluctuations.

SEASONALITY

Spawn and spawn-related product sales are not seasonal, except to the extent that they correlate to a mushroom grower's expectations of consumer demand for mushrooms. Since mushrooms are grown indoors, mushroom production is not particularly sensitive to many of the problems normally associated with agricultural crops, such as production seasonality and dependence on weather. However, mushrooms are susceptible to bacterial, fungal and viral contamination that can reduce yields and affect sales and earnings for periods of weeks or months. In addition, mushroom prices are typically softened by the increased availability of a variety of other fresh fruits and vegetables during the summer months.

RESEARCH

In 1999, Sylvan's research and development expenditures totaled $1.6 million, as compared with $1.7 million in 1998 and $1.5 million in 1997. These expenditures were focused on improving the consistency, reliability and customer satisfaction for the company's existing products and for the development of new products. The company also utilizes contracted research efforts for specific studies that may be commercially useful, but fall outside of the scope of its expertise or capabilities. None of these projects currently constitute a material proportion of the company's ongoing business.

PATENTS

The company does not believe that its ability to maintain or improve its competitive position is dependent upon its patents. However, the company holds several non-U.S. patents that cover a process and apparatus for the cultivation of cells on solid substrates. The patents were issued in various years from 1982 to 1986. In addition, Sylvan was granted patents in 1994, 1996 and 1997 for several mushroom strains and for technologies and processes that facilitate mushroom breeding and may be capable of enhancing the company's strain development and improvement efforts. The company also holds two process patents relating to the production of its compost nutritional supplements. They were issued in 1988 and 1991.

The company holds several Swiss patents that embody a process for commercially producing spawn and spawn-related products and using a variety of nutrient substrates as incubation material for spawn. The process is not currently employed by the company.

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

ITEM 2.  PROPERTIES

Constructed in 1981 and expanded in 1990, the company operates a 43,000 square foot spawn production facility located in Kittanning, Pennsylvania. Also located in Kittanning are the company's 14,000 square foot inoculum production plant that opened in 1996, and a 22,000 square foot quality assurance facility that opened in 1997. The company also operates a 49,000 square foot spawn plant in Dayton, Nevada that commenced commercial production in January 1993, and a 27,000 square foot plant in Kennett Square, Pennsylvania that was constructed in the 1960's and upgraded in 1991, which the company acquired in 1999. In addition, it leases a 12,000 square foot facility in Des Moines, Iowa, in which it produces compost nutritional supplements, and 40,000 square feet at a former mushroom farm located near Cabot, Pennsylvania for various bioproducts production and research operations.

The company's European operations in Langeais, France include a 100,000 square foot spawn production plant, which the company acquired in 1991, and an inoculum production plant, which opened in 1998, of a size similar to the Kittanning, Pennsylvania inoculum production plant mentioned above. In addition, various spawn culture maintenance and research operations are carried out in the Langeais inoculum production facility. A 74,000 square foot spawn plant is operated in Yaxley, Peterborough, England. Also at the site is a 1,500 square foot storage area for pest-control agents and related products marketed by the company.

The company operates a 56,000 square foot spawn plant in Horst, the Netherlands that commenced commercial production in January 1995. In addition, the company has a 14,000 square foot spawn plant in Windsor, Australia that opened in 1996; and a 16,000 square foot spawn plant near Budapest, Hungary that opened in 1997. The company also acquired a 27,000 square foot spawn plant in Navan, Ireland in 1998. In 1999, construction of a 15,500 square foot spawn plant was completed in Pretoria, South Africa, where commercial production commenced during the third quarter.

The company's 300,000 square foot fresh mushroom operation in Florida was constructed in 1981 and expanded in 1991.

The company owns its inoculum production plants, mushroom farm and the spawn plants in the United States, England, France, Hungary and South Africa. The company and its joint venture partners own the spawn plants in the Netherlands, Australia and Ireland. Incorporated into most of the company's plants are cold storage areas and the company leases several small cold storage facilities to support its sales operations in some of its North American and overseas market areas. The spawn plants in England, Ireland and the Netherlands are the only properties that have been mortgaged. The mortgages collateralize various construction loans.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of the 1999 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers in the company indicating the positions and offices with the company held by each person and each such person's most recent principal employment. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer and no family relationship exists among the company's officers and directors. The annual appointment of officers is scheduled to occur on June 6, 2000 at the organizational meeting of the board of directors, following the annual meeting of shareholders.

           Name                                     Age                             Position
           ----                                     ---                             --------
      Dennis C. Zensen                               61                Chairman of the Board,
                                                                       President and Chief Executive Officer of Sylvan

      Donald A. Smith                                38                Chief Financial Officer of Sylvan

      Fred Y. Bennitt                                55                Secretary/Treasurer of Sylvan

      Monir K. Elzalaki                              44                President of Sylvan America, Inc.

      Gregory J. Verhagen                            39                President of Quincy Farms

      Gary D. Walker                                 52                President of Sylvan Bioproducts, Inc.

      Michael A. Walton                              50                Managing Director of Sylvan's European Operations


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

Mr. Verhagen was appointed president of the company's Quincy Farms subsidiary in January 2000, having served as Quincy's general manager since May 1999. For the four years prior to that time, he served in various senior management positions for Money's Mushrooms Ltd.

Mr. Walker was appointed president of Sylvan Bioproducts in 1998, after serving as manager and developer of the company's bioproducts business since the beginning of 1994. He joined Sylvan in 1992 as president of its Moonlight subsidiary until Moonlight closed in December 1993.

Mr. Walton was named managing director of Sylvan's European operations in 1995. He joined Sylvan in connection with its acquisition of Hauser Champignonkulturen AG (Hauser) in June 1992. At the time, he was serving as managing director of Hauser's UK subsidiaries and continued in that capacity until his present appointment.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Sylvan's common stock trades on The Nasdaq Stock Market(R) under the symbol "SYLN." Set forth below are the high and low sales prices for Sylvan's common stock for 1999 and 1998, as reported by The Nasdaq Stock Market(R).

                  1999                High Price              Low Price
                  ----                ----------              ---------
                 1st Qtr.               15                      9 3/4
                 2nd Qtr.               11 13/16                9 5/8
                 3rd Qtr.               13                      9 7/8
                 4th Qtr.               11 1/8                  7 7/8

                  1998                High Price              Low Price
                  ----                ----------              ---------
                 1st Qtr.               15 7/8                 11 3/4
                 2nd Qtr.               18 3/4                 13 3/4
                 3rd Qtr.               16 3/8                 13 1/2
                 4th Qtr.               16 3/8                 12 5/8

(b)  Holders of Common Equity

At year-end 1999, there were approximately 2,000 shareholders of record of Sylvan common stock.

(c)  Dividends

Sylvan has never paid cash dividends and currently has a policy of retaining its earnings to fund operations, expansion and the purchase of treasury shares. The company's revolving credit agreement contains financial covenants which permit, but limit, the payment of dividends by Sylvan.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below are a Five-Year Summary of Selected Financial Data and Quarterly Results of Operations with respect to Sylvan.

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA


                                                                             Fiscal Year Ended
                                             ---------------------------------------------------------------------------------
(In millions except share data)                   1999             1998             1997              1996             1995
==============================================================================================================================
INCOME STATEMENT DATA:
  Net sales                                    $     89.6       $     89.6       $     81.6       $     79.1      $      75.8
  Operating income                                   10.6             11.1             11.5             10.6             11.9
  Net income                                          6.1              6.3              6.5              7.8              6.5
  Net income per common share - basic                1.00             0.98             1.01             1.23 (a)         1.04
  Net income per common share - diluted              1.00             0.97             1.01             1.23 (a)         1.04
  Weighted average shares - basic               6,112,007        6,440,287        6,395,971        6,344,609        6,225,995
  Weighted average shares - diluted             6,130,694        6,533,740        6,406,544        6,354,379        6,251,015

BALANCE SHEET DATA:
  Total assets                                 $    109.5       $    102.6       $     93.7       $     86.9      $      81.8
  Long-term debt and other
    long-term liabilities                            51.8             38.4             36.4             34.3             35.6
  Shareholders' equity                               47.2             50.3             44.0             41.2             33.6
  Working capital                                    22.8             18.9             16.9             12.7             10.6
  Net cash provided by operations                    13.0             10.2             10.4              6.4              7.4
  Cash dividends per common share                      --               --               --               --               --

---------------------------
(a) See Notes 1 and 6 to the December 29, 1996 Consolidated Financial Statements regarding the settlement of certain postretirement medical and other benefit obligations.


                         QUARTERLY RESULTS OF OPERATIONS

                                                         First         Second          Third          Fourth
(Unaudited, in thousands except share data)             Quarter        Quarter        Quarter        Quarter
==============================================================================================================
1999:
  Net sales                                           $   22,115     $   21,305     $   22,222      $   23,969
  Gross profit                                             9,167          8,740          9,174          10,038
  Net income                                               1,271          1,320          1,502           2,035
  Net income per common share - basic                       0.20           0.21           0.25            0.35
  Net income per common share - diluted                     0.20           0.21           0.25            0.35
  Weighted average shares - basic                      6,360,284      6,269,388      6,021,483       5,796,873
  Weighted average shares - diluted                    6,388,075      6,290,613      6,048,062       5,800,590

1998:
  Net sales                                           $   21,988     $   20,971     $   22,316      $   24,280
  Gross profit                                             9,529          8,765          8,936           9,576
  Net income                                               1,933          1,480          1,307           1,617
  Net income per common share - basic                       0.30           0.23           0.20            0.25
  Net income per common share - diluted                     0.30           0.23           0.20            0.25
  Weighted average shares - basic                      6,450,771      6,460,989      6,448,245       6,403,939
  Weighted average shares - diluted                    6,539,391      6,575,834      6,528,630       6,485,460

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
(In millions)                                                    ------------------ Fiscal  Year Ended ------------------

                                                                 Jan. 2, 2000          Jan. 3, 1999         Dec. 28, 1997
                                                                 ------------          ------------         -------------
      NET SALES                                                      $89.6                  $89.6                $81.6

      OPERATING COSTS AND EXPENSES:
        Cost of sales                                                 52.5                   52.8                 47.3
        Selling and administrative                                    19.5                   18.7                 16.7
        Research and development                                       1.6                    1.7                  1.5
        Depreciation                                                   5.5                    5.3                  4.6
                                                                     -----                  -----                -----
                                                                      79.1                   78.5                 70.1
                                                                     -----                  -----                -----

      OPERATING INCOME                                                10.5                   11.1                 11.5

      INTEREST EXPENSE, NET                                            2.2                    2.2                  2.1

      OTHER INCOME (EXPENSE)                                            --                   (0.1)                  --
                                                                     -----                  -----                -----

      INCOME BEFORE INCOME TAXES                                       8.3                    8.8                  9.4

      PROVISION FOR INCOME TAXES                                       2.1                    2.3                  2.7
                                                                     -----                  -----                -----

      INCOME BEFORE MINORITY INTEREST IN
        INCOME OF CONSOLIDATED SUBSIDIARIES                            6.2                    6.5                  6.7
                                                                     -----                  -----                -----

      MINORITY INTEREST IN INCOME OF
        CONSOLIDATED SUBSIDIARIES                                      0.1                    0.2                  0.2
                                                                     -----                  -----                -----
      NET INCOME                                                     $ 6.1                  $ 6.3                $ 6.5
                                                                     =====                  =====                =====


SELECTED SEGMENT INFORMATION
(In millions)

      SPAWN AND SPAWN-RELATED PRODUCTS
        Sales (less intersegment sales)                              $60.4                  $58.8                $51.4
        Operating expenses                                            47.5                   45.9                 39.0
        Operating income                                              12.9                   12.9                 12.4

      FRESH MUSHROOMS
        Sales                                                         29.2                   30.7                 30.2
        Operating expenses                                            27.8                   29.6                 27.3
        Operating income                                               1.4                    1.1                  2.9

                              RESULTS OF OPERATIONS
                          COMPARISON OF 1999 WITH 1998

NET SALES

The 1999 consolidated net sales were $89.6 million, virtually equal to the 1998 net sales. International sales increased to 50% of total net sales from 48% in 1998. Increases in international sales expose the company to larger currency translation fluctuations. During 1999, the U.S. dollar strengthened by 14% on average against the company's major foreign trading currencies. This 1999 strengthening had the effect of reducing net sales by $3.3 million.

Spawn and Spawn-Related Products: Net sales of spawn and spawn-related products increased by 3% to $60.4 million when compared with net sales of $58.8 million for 1998. Part of this increase was due to higher sales from Sylvan's bioproducts division. The strengthening of the U.S. dollar continued to mask Sylvan's overseas sales growth. All of the company's $3.3 million currency effect was within the spawn and spawn-related products segment. Overall spawn product sales volume increased by 5%, with a 2% increase in the Americas and a 7% increase in the company's overseas markets. Average spawn selling prices were 1% lower in the Americas in 1999 versus 1998, primarily due to the continued consolidation of the North American mushroom industry. The overseas average selling price decreased by 5% when compared with 1998, due to the strengthening of the U.S. dollar. Overseas local selling prices increased modestly over the prior-year levels. Sales of nutritional supplements and disease-control agents for 1999 were essentially equal to 1998 levels, and accounted for 13% of the company's total net sales.

Fresh Mushrooms: Net mushroom sales decreased by 5% to $29.2 million when compared with the $30.7 million for 1998. This decrease was the result of production inefficiencies, primarily during the first half of 1999, which reduced total pounds sold for the full-year 1999 by 4%. The average selling price per pound for 1999 decreased by 1% when compared with 1998. The percentage of total pounds sold to the fresh market in 1999 was 91%, slightly lower than the 92% in 1998. This percentage calculation fluctuates with variations in quality, availability of supply and other competitive conditions. Production inefficiencies in 1999 also reduced the quality of Quincy's mushrooms, which contributed to the lower fresh market percentage. In response to increasingly competitive market conditions, Quincy's January 2000 agreement with a unit of Modern Mushroom Farms, Inc. to market 100% of Quincy's production is expected to strengthen its position. Quincy will sell its harvested mushrooms to Modern and Modern will package, distribute and market that product. When including the Sylvan production, Modern will market more than 85 million pounds of mushrooms annually (about 12% of the U.S. fresh market) in 23 states.

The United States Department of Agriculture reported a 6% increase in fresh mushroom sales in the United States for the 1998-99 season, reflecting a 5% increase in pounds sold. Average selling prices were comparable with the prior year. The USDA crop reports also indicated that sales of processed mushrooms increased by 15% in the 1998-99 period over the 1997-98 period.

COST OF SALES

Expressed as a percentage of sales, the company's cost of sales was 58.6% for 1999, as compared with 58.9% for 1998. The 1999 decrease was caused primarily by improved production efficiencies in the fresh mushroom business.

Spawn and Spawn-Related Products: The cost of sales percentage for 1999 was 49.5%, as compared with 48.8% for 1998. The increase was due primarily to a decreasing margin on sales of nutritional supplements and disease-control agents. Sylvan benefited from the opening of additional production capacity in South Africa, which eliminated the need to ship spawn from the Netherlands. The South African facility began production in the third quarter of 1999. Discard percentages in both North America and Europe were comparable with 1998. Sylvan's Australian facility experienced substantial improvement in its production discard rate due to the replacement of its blender in the first quarter of 1999.

Fresh Mushrooms: The fresh mushroom cost of sales percentage was 75.2% for 1999, as compared with 76.4% for 1998. The decrease was due to production efficiency improvements that occurred primarily in the second half of 1999. The efficiencies contributed to production yield improvements, spreading a cost structure that is primarily fixed in nature over more pounds.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were 21.7% of net sales for 1999, as compared with 20.9% for 1998. The higher 1999 percentage was due to higher levels of bad debt expense, the resumption of executive bonus payments, and the full-year inclusion of the 1998 acquisition of International Mushrooms Ltd. The company recorded a nonrecurring expense of $0.6 million in 1998 to reflect the settlement of two lawsuits.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by 8% in 1999 to $1.6 million, as compared with $1.7 million for 1998. Most of the decrease was due to the consolidation of some R&D functions within the company's European operations.

DEPRECIATION EXPENSE

The 1999 depreciation expense increased by 5% to $5.5 million, as compared with the $5.3 million reported for 1998. The increase was a result of capital expenditures that totaled $7.7 million in 1999 and $8.2 million in 1998, diminished by the strengthening of the U.S. dollar.

INTEREST EXPENSE

Net interest expense for both 1999 and 1998 was $2.2 million. Sylvan had higher levels of average borrowing in 1999; however, the average effective interest rate decreased to 6.4%, as compared with 6.8% for 1998.

INCOME TAX EXPENSE

The company's effective income tax rate for 1999 and 1998 was 26%. A higher effective tax rate is expected for 2000 because a larger portion of the company's taxable income is expected from U.S. operating units.


                              RESULTS OF OPERATIONS
                          COMPARISON OF 1998 WITH 1997

NET SALES

Consolidated net sales for 1998 were $89.6 million, a 10% increase when compared with 1997 net sales of $81.6 million. International sales increased as a percentage of total net sales, climbing to 48% in 1998, compared with 46% for 1997. Although higher international sales exposed the company to larger currency translation fluctuations, the 1997 to 1998 currency translation difference was minimal. During 1998, the U.S. dollar weakened 2% on average against the company's major foreign trading currencies.

Spawn and Spawn-Related Products: Net sales of spawn and spawn-related products were $58.8 million in 1998, a 15% increase when compared with net sales of $51.4 million for 1997. The 1998 increase was due primarily to two factors. The first factor was a 5% increase in the volume of spawn products shipped in 1998 over the 1997 total. Europe recorded an 11% increase from 1997 to 1998, Australia a 14% increase and the Americas a 2% decrease. Average spawn selling prices were 2% higher in the Americas in 1998 versus 1997, due to the implementation of a price increase during the second quarter of 1998. European spawn selling prices were essentially the same as in 1997. The average spawn selling price in Australia decreased by 12% when translated to U.S. dollars, as the impact of a second-quarter price increase was more than offset by an unfavorable currency rate movement with respect to the Australian dollar. The second factor contributing to sales increases in 1998 was a 76% increase in the sales of nutritional supplements and disease-control agents from 1997 levels. Sylvan's acquisition of Tartarin S.A. in December 1997 and sales gains in the Americas accounted for most of this increase. Nutritional supplements and disease-control agents accounted for 13% of the company's total 1998 net sales.

Fresh Mushrooms: Sylvan's net mushroom sales increased in 1998 to $30.7 million, due primarily to a 1% increase in pounds sold. Net mushroom sales were 2% higher in 1998, when compared with 1997's net sales of $30.2 million. The average selling price per pound for 1998 increased by 0.5% when compared with 1997. The percentage of total pounds sold to the fresh market in 1998 was 92%, which was lower than the 94% in 1997. These percentages fluctuate with variations in quality, availability of supply and other competitive conditions. Production difficulties in 1998 reduced the quality and the supply of Quincy's mushrooms, which contributed to the lower fresh market percentage. Increased competition in Quincy's southeastern U.S. market area added to the decline.

U.S. industry activity as a whole, as described in Department of Agriculture crop reports, experienced an 11% increase in fresh mushroom sales in 1997-98, reflecting a 12% increase in pounds sold and a 1% decrease in the average selling price, when compared with 1996-97. The USDA crop reports also indicated that sales of processed mushrooms decreased by 17% in the 1997-98 period from the 1996-97 period.

COST OF SALES

The company's cost of sales, expressed as a percentage of sales, was 58.9% for 1998 and 57.9% for 1997. The 1998 increase was caused primarily by higher production costs in the fresh mushroom business.

Spawn and Spawn-Related Products: The cost of sales percentage for 1998 was 48.8%, as compared with 48.7% for 1997. This increase was due primarily to increases in the proportion of sales of nutritional supplements and disease-control agents, which have a higher cost of sales percentage than spawn products. In 1998, Sylvan benefited from additional European spawn production capacity, which eliminated the need to ship spawn from the company's U.S. production facilities to accommodate the strong demand from European markets. Discard percentages in North America were at historically low levels due to improvements in inoculum quality. Overseas discard rates were comparable to prior years with the exception of the Australia operation. The company decided to replace the Australian plant's blender in the first half of 1999 in order to rectify production problems.

Fresh Mushrooms: The fresh mushroom cost of sales percentage was 76.4% for 1998, as compared with 72.4% for 1997. The 1998 increase was due to various production inefficiencies in the second half of the year. These inefficiencies contributed to production yield reductions, spreading a cost structure that is primarily fixed in nature over fewer pounds.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were 20.9% of net sales for 1998, as compared with 20.5% for 1997. The company recorded a nonrecurring expense of $0.6 million in 1998 to reflect the tentative settlement of two lawsuits. Fees for legal services were also higher than in prior years, due primarily to the lawsuits. Selling expenses were higher as the company implemented an expansion into Eastern European and Asian markets. This expansion continued into 1999. Certain noncash expenses related to pension and other postretirement benefits were lower in 1998 when compared with 1997. In addition, bonus payments were reduced in 1998 from the levels paid in 1997. Currency translation rates did not have a material effect on selling and administrative expenses for 1998.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by 14% in 1998 to $1.7 million, when compared with $1.5 million for 1997.

DEPRECIATION EXPENSE

Depreciation expense was $5.3 million in 1998, a 14% increase over the $4.6 million reported for 1997. The 1998 increase was a result of capital expenditures that totaled $8.2 million in 1998 and $7.6 million in 1997. Additionally, the second-quarter 1998 acquisition of International Mushrooms Ltd. added to the depreciation expense.

INTEREST EXPENSE

Net interest expense for 1998 was $2.2 million, as compared with $2.1 million for 1997. The increase resulted from higher average borrowings for 1998, in spite of a lower average effective borrowing rate of 6.8%, as compared with 6.9% for 1997.

OTHER INCOME (EXPENSE)

The company reported a net $0.1 million other expense total for 1998, which was comparable to the less than $0.1 million income reported in 1997.

INCOME TAX EXPENSE

The company's effective income tax rate for 1998 was 26%, compared with 29% for 1997. The 1998 decrease resulted from the contribution of a higher portion of the company's taxable income from European operating units, as compared with the previous year's contribution.


                         LIQUIDITY AND CAPITAL RESOURCES

Sylvan evaluates its liquidity and capital resources position by comparing its investment opportunities with its cash position, operating cash flow trends and credit availability. Available credit under the company's $55.0 million revolving credit agreement was $15.6 million as of January 2, 2000. The arrangement provides for a reduction of the total credit amount over a six-year period, with the first reduction to $50 million effective August 6, 2003.

Net cash provided by operating activities was $13.0 million in 1999, as compared with $10.2 million in 1998 and $10.4 million in 1997. Sylvan's net investment in working capital (defined as the period-to-period change in the difference between current assets and current liabilities) increased by $3.9 million in 1999, as compared with the 1998 level. Three primary factors account for this increase. First, the company's operations, particularly in Europe, provided an increase in cash balances of $1.1 million. Second, during 1999, $0.7 million of cash was provided due to timing changes in the funding of certain employee benefits. This increase is in contrast to the use of cash of $1.5 million in 1998 and $0.8 million in 1997 for employee benefits. Third, the company had cash provided from tax refunds in several tax jurisdictions. Offsetting these three primary factors, the company had a $0.2 million increase in its accounts receivable, a $0.6 million increase in its inventories, a $0.4 million increase in its prepaid and other assets and a $0.9 million decrease in accounts payable, accrued expenses and other liabilities.

During most of 1999, Sylvan experienced an overall lower level of accounts receivable on a year-over-year basis due to an increased focus on timely collections of accounts receivable. However, particularly strong fourth-quarter 1999 holiday sales at Quincy accounted for the $0.2 million increase over 1998. During 1998, accounts receivable decreased by $1.6 million as compared with 1997, due mostly to the collection of receivables by the company's Tartarin subsidiary that was acquired in late 1997. Inventory levels increased slightly between 1998 and 1999 due primarily to increased finished goods and supplies held within the U.S. spawn operations. When expressed as days of inventory held, 1999 inventory was 69 days, compared with 68 days in 1998 and 62 days in 1997. Prepaid expenses and other assets increased by $0.4 million in 1999 and $0.8 million in 1998 as compared with prior years, due primarily to the company's French subsidiaries carrying increased receivables related to interest and value-added taxes. Trade accounts payable, accrued expenses and other liabilities decreased by $0.9 million in 1999 as compared with 1998. Most of this decrease was due to litigation settlements during the second quarter of 1999. Accounts payable and accrued liabilities decreased by $1.3 million in 1998, primarily as a result of Tartarin's settlement of trade payables.

Cash used in investing activities totaled $12.2 million in 1999, compared with $9.8 million in 1998 and $11.6 million in 1997. In November 1999, the company acquired most of the assets of the Swayne spawn company of Kennett Square, Pennsylvania for $4.6 million. Capital expenditures totaled $7.7 million in 1999, $8.2 million in 1998 and $7.6 million in 1997. Major capital expenditures for 1999 included plant modifications and the installation of blender technology at its facility in Ireland, continued construction and completion of a spawn production facility in South Africa, a replacement blender in its Australian plant, upgrading chilling equipment at Quincy, cold storage capacity enlargement in the Netherlands and additional equipment for the company's bioproducts operation. Replacement capital expenditures represented less than 50% of the total. Capital expenditures in 2000 are expected to total between $6 million and $10 million for existing operations, with additional expenditures as required for any acquisitions or new initiatives. During 1999, the company purchased 716,900 shares of Sylvan common stock at an average price of $10.95 per share. By comparison, 109,425 shares were purchased during 1998 at an average price of $13.94 per share. Management expects to continue the purchase program during 2000, subject to price and share availability conditions that make such purchases financially beneficial and appropriate.

Term debt and revolving credit obligations increased by $8.9 million in 1999, compared with increases of $1.1 million and $3.3 million in 1998 and 1997, respectively. Most of the increase in 1999 related to the acquisition of Swayne and the purchase of Sylvan stock, offset by the positive cash flows of operations after capital additions. The company routinely assesses its requirements for additional capital investments as it experiences continued growth in the company's international operations. The revolving credit facility and net operating cash flows are expected to provide sufficient funding for projected 2000 expenditures.

Sylvan currently does not pay a dividend on its common stock. Management may, in the future, propose dividend payments after evaluating Sylvan's current and projected liquidity and financing arrangements, subject to net worth covenants contained in its revolving credit agreement.

YEAR 2000 ISSUES

Sylvan did not experience any material Year 2000 production, distribution or information systems problems and it does not anticipate that there will be any with respect to it, its suppliers or its customers. No financial losses have been incurred. The total cost of Sylvan's Year 2000 compliance efforts was approximately $70,000. Most of these expenditures related to computer system installations and software upgrades.

EURO CURRENCY

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage this risk, the company enters into various contracts and options. A discussion of accounting policies for derivative instruments is included in Note 1 to Sylvan's consolidated financial statements that are filed herewith and further disclosure is provided in Note 11.

Foreign Currency Exchange Rate Risk: Note 9 of the consolidated financial statements sets forth revenues for three years based on the location of the company's customers. Sylvan has foreign currency exposures related to buying, selling, and financing in currencies other than the U.S. dollar. This exposes the company's future earnings, assets, liabilities, cash flow and financial instruments that are denominated in foreign currencies.

Sylvan believes that its most significant financial instrument rate exposure relates to its activities in the Netherlands. As of January 2, 2000, the net fair value liability of Dutch guilder denominated financial instruments was approximately $7.2 million. The potential fair value loss of a hypothetical 10% adverse change in the currency exchange rate would be approximately $720,000.

Interest Rate Risk: The company is subject to market risk from exposure to changes in interest rates based on its financing practices. This risk is managed by entering into a variety of financial instruments to maintain a desired level of exposure.

The net fair value liability at January 2, 2000 of all financial instruments subject to interest rate exposures was approximately $39.4 million. The table below provides information about the company's financial instruments that are sensitive to interest rates. For debt obligations, the table presents principal cash flow and related weighted average interest rates according to their expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates according to their expected maturity dates. Weighted average interest rates are based on the LIBOR rate in effect at the reporting date. No future rate assumptions have been made.

                                     Expected Maturity Date for Periods Ended December 31,
                               -----------------------------------------------------------------------
                               2000        2001         2002         2003         2004      Thereafter    Total     Fair Value
                               ----        ----         ----         ----         ----      ----------    -----     ----------
(In thousands)

Liabilities
Long-term debt
   Fixed rate                   $418        $440       $2,508       $  121         $468      $   623     $ 4,578     $ 4,578
   Average interest rate        8.29%       5.86%        7.16%        6.94%        7.02%        8.55%
   Variable rate                  --          --           --           --           --      $39,384     $39,384     $39,384
   Average interest rate          --          --           --           --           --         6.88%
Interest rate swaps
   Fixed to variable              --          --           --       $5,000           --      $10,000     $15,000     $   613
   Average pay rate                                                   5.02%                     5.78%       5.53%
   Average receive rate                                               6.16%                     6.16%


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time in this report, references are made to expectations regarding future performance of the company. Investors must recognize that events could turn out to be significantly different from what is expected. The following factors, among others, in some cases have affected and in the future could affect the company's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements:

         o    pricing or product initiatives of the company's competitors;
         o changes in exchange risks with respect to the Euro and existing currencies used in the company's markets;
         o    the loss of key executives or other employees of the company; and
         o failure to achieve production yield and quality expectations from time to time.


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

         (3). EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         3.3 Articles of Incorporation of S. F. Nevada, Inc. - previously filed as Exhibit 3.3 on November 12, 1999 with the company's Form 10-Q Quarterly Report for the period ended October 3, 1999 and incorporated herein by reference

         3.4 Articles of Merger of S. F. Nevada, Inc. and Sylvan Foods Holdings, Inc. with exhibit - previously filed as Exhibit 3.4 on November 12, 1999 with the company's Form 10-Q Quarterly Report for the period ended October 3, 1999 and incorporated herein by reference

         3.5 Bylaws - previously filed as Exhibit 3.5 on November 12, 1999 with the company's Form 10-Q Quarterly Report for the period ended October 3, 1999 and incorporated herein by reference

                  Compensation Plans and Arrangements

         10.1.2 Sylvan Foods, Inc. Target Benefit Annuity Purchase Plan, previously filed as Exhibit 3.3.2 on April 2, 1993 with the company's Form 10-K Annual Report for the fiscal year ended January 3, 1993 and incorporated herein by reference

         10.1.3 Sylvan Foods Holdings, Inc. 1993 Stock Option Plan for Nonemployee Directors, previously filed on April 1, 1994 with the company's Form 10-K Annual Report for fiscal year ended January 2, 1994 and incorporated herein by reference

         10.12 Sylvan Inc. 1990 Stock Option Plan (amended and restated), previously filed on November 12, 1999 with the company's Form 10-Q Quarterly Report for the period ended October 3, 1999 and incorporated herein by reference

                  Material Contracts

         10.2.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, together with various annexes, exhibits and schedules and various related documents, previously filed as Exhibits 10.1 through 10.10 on November 10, 1998 with Sylvan's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

         10.2.11 Index of Other Exhibits to the Revolving Credit Agreement, previously filed as Exhibit 10.11 with Sylvan's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

         10.3.1 Collective Bargaining Agreement, dated July 20, 1999, between Quincy Corporation and the United Farm Workers of America, AFL-CIO, previously filed as Exhibit 10 on August 9, 1999 with the company's Form 10-Q Quarterly Report for the period ended July 4, 1999 and incorporated herein by reference

         10.4.1 Asset Purchase Agreement, dated November 30, 1999, by, between and among J. B. Swayne Spawn Company, John B. Swayne, III and Worthington Holdings, Inc.

         10.4.2 Index of Exhibits to the Asset Purchase Agreement referenced above

         10.5.1 Agreement, dated January 14, 2000, by and between C And C Carriage Mushroom Co., t/a Modern Sales Company, and Quincy Corporation

         10.5.2   Index of Exhibits to the C And C Agreement referenced above

         11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein

         21       Subsidiaries of the Registrant

         27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March 2000.


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

           Signature                                 Title                                  Date
           ---------                                 -----                                  ----

/s/ DENNIS C. ZENSEN                        Chairman of the Board of                    March 7, 2000
--------------------------------------      Directors, President and                    -------------
Dennis C. Zensen                            Chief Executive Officer
                                            (Principal Executive Officer)


/s/ DONALD A. SMITH                         Chief Financial Officer                     March 7, 2000
--------------------------------------      (Principal Financial and                    -------------
Donald A. Smith                             Accounting Officer)


/s/ WILLIAM L. BENNETT                      Director                                    March 7, 2000
--------------------------------------                                                  -------------
William L. Bennett


/s/ MONIR K. ELZALAKI                       President, Sylvan America, Inc.             March 7, 2000
--------------------------------------      Director                                    -------------
Monir K. Elzalaki


/s/ VIRGIL H. JURGENSMEYER                  Director                                    March 7, 2000
--------------------------------------                                                  -------------
Virgil H. Jurgensmeyer


/s/ DONALD T. PASCAL                        Director                                    March 7, 2000
--------------------------------------                                                  -------------
Donald T. Pascal

              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


Exhibit No.                          Description                                                            Page No.
-----------                          -----------                                                            --------
              Consent of Independent Public Accountants                                                        F-1

              Report of Independent Public Accountants                                                         F-2

              Consolidated Balance Sheets at January 2, 2000 and January 3, 1999                               F-3

              Consolidated Statements of Income for the Years Ended
              January 2, 2000, January 3, 1999, and December 28, 1997                                          F-5

              Consolidated Statements of Changes in Shareholders' Equity
              for the Years Ended January 2, 2000, January 3, 1999, and
              December 28, 1997                                                                                F-6

              Consolidated Statements of Cash Flows for the Years Ended
              January 2, 2000, January 3, 1999, and December 28, 1997                                          F-7

              Notes to Consolidated Financial Statements                                                       F-8

              Schedule II - Valuation and Qualifying Accounts for the Years
              Ended January 2, 2000, January 3, 1999, and December 28, 1997                                    F-22

              Report of Independent Public Accountants on Financial Statement
              Schedule                                                                                         F-23

   3.3        Articles of Incorporation of S. F. Nevada, Inc.                                                  (a)

   3.4        Articles of Merger of S. F. Nevada, Inc. and Sylvan Foods Holdings, Inc. with exhibit            (a)

   3.5        Bylaws                                                                                           (a)

   10.12      Sylvan Inc. 1990 Stock Option Plan, as amended and restated                                      (a)

   10.1.2     Sylvan Foods, Inc. Target Benefit Annuity Purchase Plan                                          (b)

   10.1.3     Sylvan Foods Holdings, Inc. 1993 Stock Option Plan for Nonemployee Directors                     (c)

   10.2.1     Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, and Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers; the Banks party thereto from time to time and Mellon
              Bank, N.A., a national banking association, as issuing bank and as agent for the
              Banks thereunder, together with various annexes, exhibits, and schedules                         (d)

   10.2.2     Revolving Credit Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the
              amount of $25,000,000                                                                            (d)

   10.2.3     Revolving Credit Note, dated August 6, 1998, payable to ABN AMRO Bank,
              Pittsburgh Branch, in the amount of $25,000,000                                                  (d)

Exhibit No.                          Description                                                            Page No.
-----------                          -----------                                                            --------
   10.2.4     Promissory Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the
              amount of $5,000,000                                                                             (d)

   10.2.5     Mellon Global Cash Management ABS Agreement, dated August 6, 1998, by and
              between Sylvan Inc. and Mellon Bank, N.A.                                                        (d)

   10.2.6     Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Sylvan Inc. and Mellon Bank, N.A.                                                                (d)

   10.2.7     Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Sylvan Foods, Inc. and Mellon Bank, N.A.                                                         (d)

   10.2.8     Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Sylvan America, Inc. (a Pennsylvania corporation) and Mellon Bank, N.A.                          (d)

   10.2.9     Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Sylvan America, Inc. (a Nevada corporation) and Mellon Bank, N.A.                                (d)

   10.2.10    Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Quincy Corporation and Mellon Bank, N.A.                                                         (d)

   10.2.11    Index of Other Exhibits to the Revolving Credit Agreement referenced in Exhibit 10.2.1           (d)

   10.3.1     Collective Bargaining Agreement, dated July 20, 1999, between Quincy Corporation
              and the United Farm Workers of America, AFL-CIO                                                  (e)

   10.4.1     Asset Purchase Agreement, dated November 30, 1999, by, between and among
              J.B. Swayne Spawn Company, John B. Swayne, III and Worthington Holdings, Inc.                    E-3

   10.4.2     Index of Exhibits to the Asset Purchase Agreement referenced in Exhibit 10.4.1                   E-20

   10.5.1     Agreement, dated January 14, 2000, by and between C And C Carriage Mushroom Co.,
              t/a Modern Sales Company and Quincy Corporation                                                  E-22

   10.5.2     Index of Exhibits to the Agreement referenced in Exhibit 10.5.1                                  E-69

   21         Subsidiaries of the Registrant                                                                   E-70

------------------

         (a) This exhibit was previously filed on November 12, 1999 with the company's Form 10-Q Quarterly Report for the period ended
              October 3, 1999 and is incorporated herein by reference.
         (b) This exhibit was previously filed on April 2, 1993 with the company's Form 10-K Annual Report for the fiscal year ended
              January 3, 1993 and is incorporated herein by reference.
         (c)  This exhibit was previously filed on April 1, 1994 with the company's Form 10-K Annual Report for fiscal year ended
              January 2, 1994 and is incorporated herein by reference.
         (d) This exhibit was previously filed on November 10, 1998 as one of Exhibits 10-1 through 10-11 with the company's Form 10-Q Quarterly Report for the period ended September 27, 1998 and is incorporated herein by reference.
         (e) This exhibit was previously filed on August 9, 1999 as Exhibit 10 with the company's Form 10-Q Quarterly Report for the period ended July 4, 1999.

                               ARTHUR ANDERSEN LLP

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference in Sylvan Inc.'s Form 10-K of our reports dated February 4, 2000 included or incorporated by reference in the Company's previously filed registration statements on Form S-8 (No. 33-46797 and No. 33-86332), including the prospectuses therein, relating to the Company's 1990 Stock Option Plan and on Form S-8 (No. 33-83962), including the prospectus therein, relating to the Company's 1993 Stock Option Plan for Nonemployees Directors. It should be noted that we have not audited any financial statements of the Company subsequent to January 2, 2000 or performed any audit procedures subsequent to the date of our report.

                                                  /s/ ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania,
   March 27, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Sylvan Inc.:

We have audited the accompanying consolidated balance sheets of Sylvan Inc. (a Nevada corporation) and Subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sylvan Inc. and Subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
  February 4, 2000

                          SYLVAN INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS

                                                                                  January 2,         January 3,
                                                                                    2000               1999
                                                                                  ---------          ---------
CURRENT ASSETS:
     Cash and cash equivalents                                                     $  7,601           $  6,497
     Trade accounts receivable, net of allowance for
       doubtful accounts of $826 and $710, respectively                              12,347             12,630
     Inventories                                                                     10,110              9,820
     Prepaid income taxes and other expenses                                          1,537              1,459
     Other current assets                                                             1,121              1,505
     Deferred income tax benefit                                                        500                856
                                                                                   --------           --------
                  Total current assets                                               33,216             32,767
                                                                                   --------           --------

PROPERTY, PLANT AND EQUIPMENT:
     Land and improvements                                                            3,028              3,016
     Buildings                                                                       35,007             32,384
     Equipment                                                                       48,605             47,168
                                                                                   --------           --------
                                                                                     86,640             82,568

     Less- Accumulated depreciation                                                 (32,391)           (29,129)
                                                                                   --------           --------
                  Total property, plant and equipment, net                           54,249             53,439
                                                                                   --------           --------

INTANGIBLE ASSETS, net of accumulated
     amortization of $3,906 and $3,249, respectively                                 12,797             12,218

OTHER ASSETS, net of accumulated amortization of $316
     and $272, respectively                                                           9,233              4,126
                                                                                   --------           --------

TOTAL ASSETS                                                                       $109,495           $102,550
                                                                                   ========           ========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands Except Share Data)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                 January 2,         January 3,
                                                                   2000                1999
                                                                 ---------          ---------
CURRENT LIABILITIES:
     Current portion of long-term debt                            $    418           $    825
     Accounts payable - trade                                        4,647              5,341
     Accrued salaries, wages and employee benefits                   2,970              2,504
     Other accrued liabilities                                       1,703              2,150
     Income taxes payable                                              697              3,041
                                                                  --------           --------

                  Total current liabilities                         10,435             13,861
                                                                  --------           --------

LONG-TERM AND REVOLVING-TERM DEBT                                   43,544             34,586
                                                                  --------           --------

OTHER LONG-TERM LIABILITIES:
     Other employee benefits                                         1,053              1,054
     Other                                                           5,826              1,437
                                                                  --------           --------
                  Total other long-term liabilities                  6,879              2,491
                                                                  --------           --------

MINORITY INTEREST                                                    1,413              1,348

SHAREHOLDERS' EQUITY:
     Common stock, voting, par value $.001, 10,000,000
       shares authorized, 6,671,601 and 6,637,201 shares
       issued in 1999 and 1998, respectively                             7                  7
     Additional paid-in capital                                     16,801             16,443
     Retained earnings                                              47,785             41,657
     Less-Treasury stock, at cost, 966,765 and 249,865
       shares in 1999 and 1998, respectively                       (10,166)            (2,318)
                                                                  --------           --------
                                                                    54,427             55,789

     Cumulative translation adjustment                              (7,203)            (2,122)
     Pension adjustment                                                 --             (3,403)
                                                                  --------           --------
     Accumulated other comprehensive deficit                        (7,203)            (5,525)
                                                                  --------           --------
                  Total shareholders' equity                        47,224             50,264
                                                                  --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $109,495           $102,550
                                                                  ========           ========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

                        (In Thousands Except Share Data)


                                                  1999                 1998                 1997
                                               ----------           ----------           ----------
NET SALES                                      $   89,611           $   89,555           $   81,560
                                               ----------           ----------           ----------

OPERATING COSTS AND EXPENSES:
     Cost of sales                                 52,492               52,749               47,256
     Selling and administrative                    19,474               18,710               16,719
     Research and development                       1,583                1,717                1,506
     Depreciation                                   5,506                5,268                4,606
                                               ----------           ----------           ----------

                                                   79,055               78,444               70,087
                                               ----------           ----------           ----------

OPERATING INCOME                                   10,556               11,111               11,473

INTEREST EXPENSE, net                               2,231                2,170                2,058

OTHER INCOME (EXPENSE)                                 (1)                (116)                  31
                                               ----------           ----------           ----------

INCOME BEFORE INCOME TAXES                          8,324                8,825                9,446
                                               ----------           ----------           ----------

PROVISION FOR INCOME TAXES:
       Current                                      1,823                1,935                2,626
       Deferred                                       308                  344                  113
                                               ----------           ----------           ----------
                                                    2,131                2,279                2,739

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES               6,193                6,546                6,707
                                               ----------           ----------           ----------

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                            65                  209                  225
                                               ----------           ----------           ----------

NET INCOME                                     $    6,128           $    6,337           $    6,482
                                               ==========           ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES                                       6,112,007            6,440,287            6,395,971
                                               ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES                 6,130,694            6,533,740            6,406,544
                                               ==========           ==========           ==========

NET INCOME PER SHARE - BASIC                   $     1.00           $     0.98           $     1.01
                                               ==========           ==========           ==========
NET INCOME PER SHARE - DILUTED                 $     1.00           $     0.97           $     1.01
                                               ==========           ==========           ==========





           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        (In Thousands Except Share Data)


                                                                                                      Accumulated
                                                        Additional                                       Other           Total
                                             Common      Paid-In        Retained        Treasury     Comprehensive    Shareholders'
                                              Stock      Capital        Earnings         Stock          Deficit          Equity
                                             ------      --------       --------        --------        --------        --------
BALANCE, December 29, 1996                      $ 6       $14,377        $28,838        $   (414)        $(1,567)        $41,240

  Net income                                     --            --          6,482              --              --           6,482

  Foreign currency translation                   --            --             --              --          (3,993)         (3,993)
    adjustment
  Minimum pension liability adjustment           --            --             --              --            (622)           (622)
                                                ---       -------        -------        --------         -------         -------
    Comprehensive income                                                                                                   1,867

  Exercise of 109,692 stock options               1         1,261             --              --              --           1,262
  Purchase of treasury stock                     --            --             --            (378)             --            (378)
                                                ---       -------        -------        --------         -------         -------

BALANCE, December 28, 1997                        7        15,638         35,320            (792)         (6,182)         43,991

  Net income                                     --            --          6,337              --              --           6,337

  Foreign currency translation                   --            --             --              --             910             910
    adjustment
  Minimum pension liability adjustment           --            --             --              --            (253)           (253)
                                                ---       -------        -------        --------         -------         -------
    Comprehensive income                                                                                                   6,994

  Exercise of 47,417 stock options and
    stock option compensation expense            --           805             --              --              --             805
  Purchase of treasury stock                     --            --             --          (1,526)             --          (1,526)
                                                ---       -------        -------        --------         -------         -------

BALANCE, January 3, 1999                          7        16,443         41,657          (2,318)         (5,525)         50,264

  Net income                                     --            --          6,128              --              --           6,128

  Foreign currency translation                   --            --             --              --          (5,081)         (5,081)
    adjustment
  Minimum pension liability adjustment           --            --             --              --           3,403           3,403
                                                ---       -------        -------        --------         -------         -------
    Comprehensive income                                                                                                   4,450

  Exercise of 34,400 stock options               --           358             --              --              --             358
  Purchase of treasury stock                     --            --             --          (7,848)             --          (7,848)
                                                ---       -------        -------        --------         -------         -------

BALANCE, January 2, 2000                        $ 7       $16,801        $47,785        $(10,166)        $(7,203)        $47,224
                                                ===       =======        =======        ========         =======         =======


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)


                                                                       1999            1998             1997
                                                                     --------        --------         --------
CASH FLOWS FROM OPERATIONS:
  Net income                                                          $ 6,128         $ 6,337         $  6,482
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation and amortization                                     6,226           6,107            5,237
      Employee benefits                                                   706          (1,488)            (757)
      Trade accounts receivable                                          (248)          1,557             (894)
      Inventories                                                        (562)           (757)            (602)
      Prepaid expenses and other assets                                  (427)           (810)           1,355
      Accounts payable, accrued expenses and other liabilities           (860)         (1,311)            (806)
      Minority interest                                                   111             302              225
      Other                                                             1,879             285              177
                                                                      -------         -------         --------

              Net cash provided by operations                          12,953          10,222           10,417
                                                                      -------         -------         --------

CASH FLOWS FROM INVESTING:
     Expenditures for property, plant and equipment                    (7,669)         (8,195)          (7,647)
     Payment for acquisition, net of cash acquired                     (4,574)         (1,619)          (3,923)
                                                                      -------         -------         --------

              Net cash used in investing                              (12,243)         (9,814)         (11,570)
                                                                      -------         -------         --------

CASH FLOWS FROM FINANCING:
     Principal payments on long-term debt                                (823)           (679)            (425)
     Net borrowings under revolving credit loan                         9,756           1,756            3,734
     Proceeds from exercise of stock options                              293             546            1,125
     Purchase of treasury shares                                       (7,848)         (1,525)            (379)
                                                                      -------         -------         --------

              Net cash provided by financing                            1,378              98            4,055
                                                                      -------         -------         --------

EFFECT OF EXCHANGE RATES ON CASH                                         (984)            424           (1,555)
                                                                      -------         -------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,104             930            1,347

CASH AND CASH EQUIVALENTS, beginning of period                          6,497           5,567            4,220
                                                                      -------         -------         --------

CASH AND CASH EQUIVALENTS, end of period                              $ 7,601         $ 6,497         $  5,567
                                                                      =======         =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
     Interest paid                                                    $ 2,429         $ 1,964         $  2,352
     Income taxes paid                                                  1,190           2,478            2,038

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCIAL ACTIVITIES:
    ACQUISITION OF BUSINESSES:
     Fair value of assets acquired                                    $ 4,879         $ 4,492         $  5,619
     Cash paid for assets or capital stock                             (4,574)         (1,619)          (3,923)
                                                                      -------         -------         --------
        Liabilities assumed                                           $   305         $ 2,873         $  1,696
                                                                      =======         =======         ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Period
-----------------

The company maintains its accounting records on a 52-53 week fiscal year ending the Sunday nearest December 31. The 1999 and 1997 fiscal years were 52 weeks and the 1998 fiscal year was 53 weeks.

Principles of Consolidation
---------------------------

The accounts of majority owned or controlled subsidiaries are included in the company's statements only for the period subsequent to their acquisition. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation
---------------------

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

Cash and Cash Equivalents
-------------------------

All cash equivalents are stated at cost, which approximates market. The company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. In addition, the company maintains a French-franc denominated cash balance of approximately FF15.0 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Assets" in the accompanying consolidated balance sheets.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment
-----------------------------

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

For financial reporting purposes, the company considers its depreciable assets to have the following useful lives:

           Land improvements              10-20 years
           Buildings                      30-40 years
           Equipment                       2-15 years

Intangible Assets
-----------------

Intangible assets consist of the excess of cost over net assets of acquired companies and are being amortized over 30 years or less. Subsequent to its acquisitions, the company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the company will use an estimate of the relevant undiscounted cash flows over the remaining life of the intangible assets in measuring whether the intangible assets are recoverable. The company's evaluations have not resulted in any revision to intangible assets or their related amortization periods.

Research and Development
------------------------

Research and development costs are expensed as incurred.

Earnings Per Common Share
-------------------------

Earnings per share were calculated using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding.

The following table reflects the calculation of earnings per share (in thousands except share data):


                                                Year Ended        Year Ended         Year Ended
                                                 January 2,        January 3,       December 28,
                                                   2000              1999              1997
                                                ----------        ----------        ----------
Basic Earnings Per Share:
      Net income                                $    6,128        $    6,337        $    6,482
                                                ----------        ----------        ----------
      Average shares outstanding                 6,112,007         6,440,287         6,395,971
                                                ----------        ----------        ----------
      Earnings per share                        $     1.00        $     0.98        $     1.01
                                                ==========        ==========        ==========

 Diluted Earnings Per Share:
      Net income                                $    6,128        $    6,337        $    6,482
                                                ----------        ----------        ----------
      Average shares outstanding                 6,112,007         6,440,287         6,395,971
      Stock options outstanding                     18,687            93,453            10,573
                                                ----------        ----------        ----------
      Diluted average shares outstanding         6,130,694         6,533,740         6,406,544
                                                ----------        ----------        ----------
      Earnings per share                        $     1.00        $     0.97        $     1.01
                                                ==========        ==========        ==========

Options to purchase approximately 570,000, 88,000 and 142,000 shares of common stock for the fiscal years ended 1999, 1998 and 1997, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the company's common shares for the respective years.

Foreign Currency Translation
----------------------------

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

Foreign Currency Exchange Risk Management
-----------------------------------------

The company evaluates and hedges foreign currency exchange risk exposure on a transaction-by-transaction basis. As of January 2, 2000, the company had no outstanding foreign currency exchange contracts.

Highly Inflationary Currency
----------------------------

Beginning in 1998, the company categorized the Turkish economy as highly inflationary and, therefore, the U.S. dollar is the functional currency. Turkish operations are not material to the company as a whole.

Interest Rate Risk Management
-----------------------------

The company uses interest rate swap agreements to convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future results. The company has these agreements with its banks as counterparties. The agreements replace the floating (Euro-rate) LIBOR basis with a 90-day fixed LIBOR basis as described in the table below. At the end of each 90-day period, the company and its counterparties make appropriate payments to settle the difference between the floating rate LIBOR and the fixed rate LIBOR. When the floating rate LIBOR exceeds the fixed rate LIBOR at the beginning of a 90-day term, the counterparties will pay the difference between the rates for the appropriate notional amount to the company. Conversely, when the fixed rate exceeds the floating rate, the company will pay its counterparties. Amounts receivable or payable under these swap agreements are recorded as an adjustment to interest expense. The company's contractual swap agreements as of January 2, 2000 are as follows:


  Notional          Origination            Expiration           Fixed
   Amount               Date                  Date              Rate
 -----------       ---------------        ---------------       -----
 $10,000,000       August 25, 1998        August 25, 2007       5.78%
   5,000,000       October 4, 1999        October 4, 2002       5.02

On January 10, 2000, the company entered into an agreement with the counterparty to the above-listed $10.0 million swap to reduce the fixed rate from 5.78% to 5.48% in exchange for a maximum floating rate LIBOR provision of 7.00%. This agreement is effective February 25, 2000.

Effective January 13, 2000, the company entered into a new swap agreement with a notional amount of $5.0 million and a fixed rate of 6.43%. This agreement expires on December 29, 2000 unless it is extended by the counterparty to December 31, 2001.

Recent Pronouncements
---------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133.

2. ACQUISITIONS:

In November 1999, the company acquired most of the assets of the J. B. Swayne Spawn Company of Kennett Square, Pennsylvania, a modern production facility that distributes its product within North America. The purchase price was $4.6 million and an additional $250,000 may be paid as contingent consideration within two years of the acquisition based on certain conditions. This acquisition has been accounted for as a purchase transaction. As a result of purchase price allocations, the purchase price exceeded the fair value of net assets acquired by $1.4 million and will be amortized over 20 years. This excess purchase price may increase by the aforementioned contingent consideration, if paid.

In May 1998, the company acquired 90% of the capital stock of International Mushrooms Limited, a company incorporated in Ireland that produces and distributes mushroom spawn. The purchase price was $1.6 million. This acquisition has been accounted for as a purchase transaction. As a result of purchase price allocations, the purchase price exceeded the fair value of net assets acquired by $0.9 million, which will be amortized over 20 years.

In December 1997, the company acquired all of the issued share capital of Tartarin S.A., a French distributor of compost nutritional supplements and disease-control agents. The purchase price was $3.9 million. This acquisition has been accounted for as a purchase transaction. As a result of purchase price allocations, the purchase price exceeded the fair value of net assets acquired by approximately $2.9 million, which will be amortized over 20 years.

Had the acquisitions taken place at the beginning of 1999, 1998 and 1997, respectively, the pro forma impact on sales, net income and diluted earnings per share would not be materially different from the amounts reported.

3. INVENTORIES:

Inventories are summarized as follows (in thousands):

                                            January 2,         January 3,
                                               2000              1999
                                              -------           ------

     Growing crops and compost material       $ 5,021           $4,882
     Stores and other supplies                  1,794            1,632
     Mushrooms and spawn on hand                3,295            3,306
                                              -------           ------
                                              $10,110           $9,820
                                              =======           ======

4. LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the agreement as follows:

                                              Maximum Aggregate
                        Period Beginning     Outstanding Balance
                        ----------------     -------------------
                         August 6, 2003         $50.0 million
                         August 6, 2004          45.0 million

Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin), at the company's option. On January 2, 2000, the company had outstanding borrowings under the agreement of $39.4 million. The revolving credit loans mature on August 5, 2005. The company intends to extend the terms of the revolving credit agreement or secure a similar arrangement through August 2007, which is concurrent with the expiration date of the longest-term interest rate swap.

The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

In 1995, the company obtained Dutch guilder financing for the acquisition of plant and machinery in the Netherlands. Loans outstanding under this agreement, amounting to approximately $1.1 million, are repayable in quarterly installments. One loan matures in 2000 and the other loan will mature in fifteen years. Interest is payable with each installment at a fixed rate of between 8.35% and 8.55% until April 1, 2000, after which the interest rate may vary. The company has granted a security interest over certain Dutch assets to secure these borrowings.

The company has a French-franc denominated loan of FF15.0 million. Interest is payable based on a formula that utilizes a Paris Interbank Offer Rate plus an applicable margin. Repayment is due in January 2002. The loan is supported by a compensating cash balance maintained at a U.S. bank.

The company incurred approximately $2.3 million in gross interest expense during 1999, reflecting a weighted average interest rate of 6.38%. The contractual principal payments due under the company's loan agreements are as follows (in thousands):


                        2000               $   418
                        2001                   440
                        2002                 2,508
                        2003                   121
                        2004                   468
                        Thereafter          40,007
                                           -------
                        Total              $43,962
                                           =======

5. ACCRUED SALARIES, WAGES AND EMPLOYEE BENEFITS:

Accrued salaries, wages and employee benefits are composed of the following (in thousands):

                              January 2, 2000   January 3, 1999
                              ---------------   ---------------

Accrued compensation              $2,028             $1,536
Accrued vacation                     673                713
Other                                269                255
                                  ------             ------
Total                             $2,970             $2,504
                                  ======             ======

6. INCOME TAXES:

The company files a consolidated U.S. federal income tax return with its wholly owned U.S. subsidiaries. The company does not provide for federal income taxes on unremitted earnings of non-U.S. subsidiaries.

The amounts of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

               Year Ended          Year Ended         Year Ended
             January 2, 2000     January 3, 1999    December 28, 1997
             ---------------     ---------------    -----------------

Domestic          $1,992             $2,417             $2,807
Foreign            6,332              6,408              6,639
                  ------             ------             ------
Total             $8,324             $8,825             $9,446
                  ======             ======             ======

The provision (benefit) for income taxes consists of the following (in thousands):

                  Year Ended          Year Ended            Year Ended
                January 2, 2000     January 3, 1999     December 28, 1997
                ---------------     ---------------     -----------------

Current-
  Federal          $  388               $  150                $  668
  State              (112)                 (31)                   74
  Foreign           1,547                1,816                 1,884

Deferred-
  Federal             372                  354                   119
  State               (64)                 (10)                   (6)
  Foreign              --                   --                    --
                   ------               ------                ------
                   $2,131               $2,279                $2,739
                   ======               ======                ======

A reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to income before income taxes and the actual provision for income taxes is as follows (in thousands):

                                            Year Ended            Year Ended             Year Ended
                                         January 2, 2000        January 3, 1999       December 28, 1997
                                         ---------------        ---------------       -----------------
Income tax at U.S.
  federal statutory rate                    $2,830                  $3,000                  $3,212
State income taxes,
  net of federal
  income tax benefit                           (74)                    (21)                     49
Foreign taxes at rates
  other than
  effective U.S. rates                        (471)                   (490)                   (382)
Net (permanent benefits)
  nondeductible charges                        (34)                   (259)                    (22)
Reduction in state income tax
   valuation allowance
                                               (99)                     --                      --
Other, net                                     (21)                     49                    (118)
                                            ------                  ------                  ------

Total provision for
  income taxes                              $2,131                  $2,279                  $2,739
                                            ======                  ======                  ======

Temporary differences which generate significant portions of the company's deferred tax assets and liabilities as of January 2, 2000 and January 3, 1999 were (in thousands):

                                                      January 2, 2000        January 3, 1999
                                                      ---------------        ---------------
Postretirement benefits other than pensions               $  (408)                $ (364)
Depreciation                                                3,606                  3,691
Prepaid pension asset                                       1,786                     --
Workers' compensation                                        (106)                  (109)
Net operating loss carryforwards                           (1,061)                  (610)
Other, net                                                   (479)                  (669)
                                                          -------                 ------
  Total                                                     3,338                  1,939

Less- Valuation allowance                                     962                    610
                                                          -------                 ------
Net deferred tax liability                                $ 4,300                 $2,549
                                                          =======                 ======

Included in net deferred tax liabilities at January 2, 2000 are unrealized tax benefits amounting to $1.1 million related to net operating loss carryforwards. The realization of these tax benefits is contingent on future taxable net income being generated by certain foreign and domestic operations. The life of the carryforwards is determined by various foreign and state taxation jurisdictions. Approximately $0.2 million of the net operating losses has an indefinite carryforward period. The remaining $0.9 million of net operating losses will expire between 2000 and 2008. The company has recognized a valuation allowance that reduces the carrying value of unrealized net deferred tax benefits relating to net operating loss carryforwards to offset the deferred tax benefits that may not be realized.

7. STOCK OPTIONS:

In June 1991, the shareholders approved a stock option plan (the 1990 Plan) for employees and others who perform substantial services for the company. In April 1999, the shareholders approved an amendment and restatement of the 1990 Plan to provide for an increase to 1,700,000 in the number of shares of the company's stock which are available for the granting of options. In June 1993, the shareholders approved a stock option plan (the 1993 Plan) for nonemployee directors of the company, covering 100,000 shares of common stock. The company accounts for both plans under the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for options granted at fair market value. Had compensation cost for these plans been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share (EPS) would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                  Year Ended  Year Ended    Year Ended
                                     1999        1998          1997
                                   ----------  ----------   ----------
Net Income:      As Reported        $6,128      $6,337        $6,482
                 Pro Forma           5,500       5,938         6,224
Diluted EPS:     As Reported        $ 1.00      $ 0.97        $ 1.01
                 Pro Forma            0.90        0.91          0.97

The company's Board of Directors, through its Stock Option and Compensation Committee (the Board) may grant options under the 1990 Plan. Grants under the 1993 Plan are nondiscretionary. The Board has granted options (net of cancellations) for 1,315,083 shares through January 2, 2000, under the 1990 Plan and 71,000 shares have been granted under the 1993 Plan. Under both plans, the option exercise price typically equals the stock's market price on the date of grant. The 1993 Plan options are exercisable six months from the grant date and expire ten years after the grant. The 1990 Plan options are generally exercisable one year from the grant date in installments over a period of three to four years and expire after ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.85%, 5.08% and 5.87%; no expected dividend yields; expected lives of 8.0 years; expected volatility of 32%, 31% and 29%.

A summary of the status of the company's stock option plans at January 2, 2000, January 3, 1999, and December 28, 1997, and changes during the years then ended is presented in the table and narrative below (shares in thousands):


                                          1999                     1998                   1997
                                  ---------------------    ---------------------  ---------------------
                                               Weighted                 Weighted                Weighted
                                                Average                 Average                 Average
                                               Exercise                 Exercise                Exercise
                                  Shares        Price      Shares        Price    Shares         Price
                                  ------       --------    ------        -----    ------        --------
Outstanding at beginning
   of year                          769         $11.69      614         $10.88      629         $10.36
Granted                             136           9.99      212          13.82      120          12.84
Exercised                           (34)          8.53      (47)         10.50     (110)         10.26
Forfeited                           (12)         12.62      (10)         12.88      (25)          9.55
                                    ---         ------      ---         ------     ----         ------
Outstanding at end of year          859          11.54      769          11.69      614          10.88
                                    ---         ------      ---         ------     ----         ------
Exercisable at end of year          556          11.27      462          10.60      395          10.26
Weighted average fair value
   of options granted                           $ 5.04                  $ 6.60                  $ 6.22


The 859,275 options outstanding under both plans at January 2, 2000 have exercise prices of between $8.75 and $15.00 per share, with a weighted average exercise price of $11.54 and a weighted average remaining contractual life of
6.7 years. 556,241 of these options are exercisable. The remaining 303,034 options have exercise prices between $8.875 and $15.00 per share, with a weighted average exercise price of $12.04 and a weighted average contractual life of 9.0 years.

8. EMPLOYEE BENEFITS:

The company has a noncontributory defined benefit pension plan covering substantially all of the former employees of a former operation and certain employees of Sylvan Foods, Inc. and Sylvan America, Inc., wholly owned subsidiaries of the company. The company's funding policy is to contribute annually an amount that satisfies the minimum funding requirement under the Employee Retirement Income Security Act and that is also deductible for federal income tax purposes.

The accumulated benefit obligation at January 2, 2000 and January 3, 1999 was $30.1 million and $33.9 million, respectively, all of which was fully vested. The plan's assets consist primarily of U.S. government obligations, temporary deposits, common stocks and corporate obligations.

The plan's funded status and amounts recognized in the company's consolidated financial statements, together with certain accumulated postretirement medical benefit obligations, are set forth in the following tables:


                                                      Pension Benefits                            Other Benefits
                                             -------------------------------------       -------------------------------------
                                             January 2,  January 3,   December 28,       January 2,  January 3,  December 28,
            (in Thousands)                      2000        1999         1997              2000        1999         1997
                                             ----------  ----------   ------------       ----------  ----------  ------------
Change in benefit obligation:
  Benefit obligation at beginning of           $33,886    $33,413       $30,144           $   716     $   714      $   800
     year
  Interest cost                                  2,132      2,093         2,100                71          47           56
  Plan amendments                                   --         --            --                --          --          (42)
  Actuarial (gain) loss                         (3,595)       726         3,371               357          27          (11)
  Benefits paid                                 (2,314)    (2,346)       (2,202)             (100)        (72)         (89)
                                               -------    -------       -------           -------     -------      -------
  Benefit obligation at end of year            $30,109    $33,886       $33,413           $ 1,044     $   716      $   714
                                               =======    =======       =======           =======     =======      =======

Change in plan assets:
  Fair value of plan assets at
   beginning of year                           $33,867    $33,089       $30,142           $    --     $    --      $    --
  Actual return on plan assets                   2,809      3,124         5,149                --          --           --
  Employer contributions                            --         --            --               100          72           89
  Benefits paid                                 (2,314)    (2,346)       (2,202)             (100)        (72)         (89)
                                               -------    -------       -------           -------     -------      -------
  Fair value of plan assets at end of
     year                                      $34,362    $33,867       $33,089           $    --     $    --      $    --
                                               =======    =======       =======           =======     =======      =======

Reconciliation of funded status:
  Funded status                                $ 4,253    $   (19)      $  (324)          $(1,044)    $  (716)     $  (714)
  Unrecognized net actuarial (gain) or
   loss                                          1,003      4,704         4,451               100        (251)        (293)
  Unrecognized prior service cost                   --         --            --               (61)        (68)         (74)
                                               -------    -------       -------           -------     -------      -------
  Prepaid (accrued) benefit liability          $ 5,256    $ 4,685       $ 4,127           $(1,005)    $(1,035)     $(1,081)
                                               =======    =======       =======           =======     =======      =======

Weighted-average assumptions as of
 end of fiscal year:
  Discount rate                                  7.50%       6.50%         6.50%             7.50%       7.00%        7.00%
  Expected return on plan assets                 9.00%       9.00%         9.00%               --          --           --
  Rate of compensation increase                    --         --             --                --          --           --

Components of net periodic pension
 cost (income):
  Interest cost                                $ 2,132    $ 2,093       $ 2,100           $    71     $    47      $    56
  Expected return on plan assets                (2,755)    (2,689)       (2,426)               --          --           --
  Amortization of prior service cost                --         --            --                (6)         (6)          (2)
  Recognized net actuarial loss (gain)              52         37            26                 5         (15)         (14)
                                               -------    -------       -------           -------     -------      -------
  Net periodic benefit cost (income)           $  (571)   $  (559)      $  (300)          $    70     $    26      $    40
                                               =======    =======       =======           =======     =======      =======

Amounts recognized in the
 consolidated balance sheet consist
 of:
  Prepaid benefit cost                         $ 5,256    $    --       $    --           $    --     $    --      $    --
  Accrued benefit liability                         --        (19)         (324)           (1,005)     (1,035)      (1,081)
  Accumulated other comprehensive
   income                                           --      4,704         4,451                --          --           --
                                               -------    -------       -------           -------     -------      -------
  Net amount recognized at year-end            $ 5,256    $ 4,685       $ 4,127           $(1,005)    $(1,035)     $(1,081)
                                               =======    =======       =======           =======     =======      =======

  Other comprehensive income
   attributable to change in
   additional minimum liability
   recognition                                 $(4,704)   $   253       $   622           $    --     $    --      $    --
                                               =======    =======       =======           =======     =======      =======

                                                       Pension Benefits                              Other Benefits
                                           ------------------------------------------   ------------------------------------------
                                              January 2,     January 3,   December 28,      January 2,    January 3,   December 28,
             (in Thousands)                     2000           1999          1997             2000          1999          1997
                                           ------------------------------------------   ------------------------------------------
Additional year-end information for
 pension plans with accumulated benefit
 obligations in excess of plan assets:
    Projected benefit obligation                               $33,886       $33,413
    Accumulated benefit obligation                              33,886        33,413
    Fair value of plan assets                                   33,867        33,089

Assumed health care cost trend:
    Initial trend rate                                                                          7.34%         7.12%         7.50%
    Ultimate trend rate                                                                         5.00%         5.25%         5.25%
    Year ultimate trend reached                                                                  2005          2003          2003

A one-percentage-point change in the
 assumed health care cost trend rates
 would have the following effects:

                                                            One Percentage                    One Percentage
                                                            Point Increase                    Point Decrease
                                                         -----------------------------------------------------------
    Effect on total of service and interest
     cost components for 1999                                   $ 6                                $ (5)
    Effect on 1999 postretirement
     benefit obligation                                          89                                 (78)

Additionally, during 1999 certain hourly-paid workers at the company's Quincy Farms subsidiary became participants in a union-sponsored, collectively bargained, multi-employer pension plan to which the company makes negotiated contributions based generally on fixed amounts per hour per employee. Expense recorded in connection with this plan for fiscal year 1999 was $33,000.

9. NATURE OF OPERATIONS AND BUSINESS SEGMENT INFORMATION:

Sylvan is a worldwide producer and distributor of mushroom products, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower and marketer of fresh mushrooms in the United States. The company has two reportable business segments: spawn products, which includes spawn-related products and services, and fresh mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. The fresh mushroom business segment is comprised of a large, regional producer of fresh mushrooms.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The company evaluates the performance of each segment based on profit or loss from operations. The company accounts for intersegment sales at a transfer price that approximates an arms-length sale to an unrelated third party.

The company's reportable segments are strategic business units that offer different products and serve different customers. They are managed separately since each business requires different technology, techniques and marketing strategies.

                                                       Spawn          Fresh           Total
                                                      Products       Mushroom       Reportable
(in Thousands)                                        Segment        Segment         Segments
--------------                             ----       -------        -------         --------
Total Revenues                             1999       $61,715        $29,176        $ 90,891
                                           1998        59,968         30,708          90,676
                                           1997        52,079         30,209          82,288

Intersegment Revenues                      1999       $ 1,280        $    --        $  1,280
                                           1998         1,121             --           1,121
                                           1997           728             --             728

Depreciation Expense                       1999       $ 3,824        $ 1,624        $  5,448
                                           1998         3,626          1,569           5,195
                                           1997         3,012          1,499           4,511

Operating Income                           1999       $12,930        $ 1,425        $ 14,355
                                           1998        12,850          1,107          13,957
                                           1997        12,425          2,867          15,292

Net Fixed Asset Expenditures               1999       $ 7,171        $   487        $  7,658
                                           1998         7,545            563           8,108
                                           1997         6,278          1,287           7,565

Assets                                     1999       $93,054        $23,385        $116,439
                                           1998        82,468         21,584         104,052
                                           1997        71,770         23,186          94,956

                  Reconciliation to Consolidated Financial Data
                  ---------------------------------------------




(in Thousands)                                            1999              1998             1997
                                                       ---------         ---------         --------
Revenues:
Total for reportable segments                          $ 90,891          $ 90,676          $82,288
Elimination of intersegment revenues                     (1,280)           (1,121)            (728)
                                                       --------          --------          -------
Total consolidated revenues                            $ 89,611          $ 89,555          $81,560
                                                       ========          ========          =======

Depreciation Expense:
Total for reportable segments                          $  5,448          $  5,195          $ 4,511
Unallocated corporate expenses                               58                73               95
                                                       --------          --------          -------
Total consolidated depreciation expense                $  5,506          $  5,268          $ 4,606
                                                       ========          ========          =======

Operating Income:
Total for reportable segments                          $ 14,355          $ 13,957          $15,292
Unallocated corporate expenses                           (3,799)           (2,846)          (3,819)
                                                       --------          --------          -------
Total consolidated operating income                    $ 10,556          $ 11,111          $11,473
                                                       ========          ========          =======

Net Fixed Asset Expenditures:
Total for reportable segments                          $  7,658          $  8,108          $ 7,565
Unallocated corporate expenditures                           11                87               82
                                                       --------          --------          -------
Total consolidated net fixed asset
expenditures                                           $  7,669          $  8,195          $ 7,647
                                                       ========          ========          =======

Assets:
Total for reportable segments                          $116,439          $104,052          $94,956
Prepaid pension asset from former operation              (5,256)               --               --
Unallocated corporate assets                             (1,688)           (1,502)          (1,276)
                                                       --------          --------          -------
Total consolidated assets                              $109,495          $102,550          $93,680
                                                       ========          ========          =======

          Geographic Analysis of Revenues Based on Location of Customer
          -------------------------------------------------------------


(in Thousands)             United                    Other Foreign
          United States    Kingdom      Netherlands    Countries        Total
          ---------------------------------------------------------------------

1999        $43,543        $ 8,875        $9,822        $27,371        $89,611
1998         46,012          9,838         9,768         23,937         89,555
1997         44,073         10,782         9,213         17,492         81,560


                  Geographic Analysis of Net Long-Lived Assets
                  --------------------------------------------


(in Thousands)                                      Other Foreign
          United States    France      Netherlands    Countries        Total
          ---------------------------------------------------------------------

1999        $25,669        $8,683        $5,624        $14,273        $54,249
1998         25,090         9,462         6,277         12,610         53,439
1997         26,581         6,087         5,548          9,412         47,628

No single customer accounted for 10% or more of Sylvan's sales during the years ended January 2, 2000, January 3, 1999, or December 28, 1997. The majority of the company's trade accounts receivable are from regional mushroom growers. The remaining portion of the company's trade accounts receivable is from a number of produce wholesalers and retailers in major cities within its marketing regions. Many of these customers are privately held businesses with limited capital resources; however, the company's bad debt loss experience with these entities compares favorably with the company's bad debt loss experience with its customer base as a whole.

10. RELATED-PARTY TRANSACTIONS:

During fiscal years 1999, 1998 and 1997, a nonemployee director's business interests purchased spawn and spawn-related products at fair market value totaling $659,000, $668,000 and $568,000, respectively, and purchased mushrooms at fair market value totaling $83,000, $33,000 and $14,000, respectively, in trading with the company's subsidiaries.

11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair value is defined as the amount at which the instrument could be exchanged in a transaction between willing parties.

Cash and Cash Equivalents
-------------------------

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt
--------------

The fair value of the company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The company is satisfied that the stated value of its variably priced long-term debt approximates fair market value.

Interest Rate Swaps
-------------------

The fair value of these instruments is based on the difference between the interest rates either received or paid on the notional amount of the underlying liabilities. The calculation of fair value was computed on a net present value basis as if the financial instruments were terminated on the balance sheet date. A relationship spread was developed based on the difference between the three-month LIBOR and quoted three-month treasuries. This spread was added to the quoted treasury yield for the respective maturity period of the financial instruments and used to compute the net present value. The negative or positive fair value is an estimate of the amounts that the company would either pay or receive to cancel the contracts outstanding at the balance sheet date. The instruments have no carrying value and had fair value benefit of $613,000 and deficit of $549,000 as of January 2, 2000 and January 3, 1999, respectively.

12. SUBSEQUENT EVENT:

Effective January 16, 2000 Sylvan's Quincy Farms subsidiary entered into a marketing agreement with C And C Carriage Mushroom Company (C And C) of Avondale, Pennsylvania. The agreement provides for C And C to purchase all of the mushrooms produced at the Quincy, Florida operation at a price, based on product quality, which is adjusted annually to reflect current market conditions. Under this agreement, Quincy Farms sold its packaging and distribution-related assets to C And C. The initial term of the agreement is five years with renewal options thereafter.

                                                                     Schedule II


                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999

                              AND DECEMBER 28, 1997

                                  (In Thousands)


                                                          Additions
                                                    ---------------------
                                       Balance at   Charged to              Deductions                       Balance
                                       Beginning    Costs and                  from                          at End
Description                            of Period     Expenses  Recoveries    Reserves (a)      Other (b)    of Period
---------------------------------------------------------------------------------------------------------------------
Year ended January 2, 2000-
  Allowance for doubtful accounts        $  710        $524        $0          ($379)           ($ 29)        $826
                                         ======        ====        ==          ======           ======        ====
Year ended January 3, 1999-
  Allowance for doubtful accounts        $  812        $495        $0          ($526)           ($ 71)        $710
                                         ======        ====        ==          ======           ======        ====
Year ended December 28, 1997-
  Allowance for doubtful accounts        $1,031        $356        $0          ($418)(c)        ($157)        $812
                                         ======        ====        ==          ======           ======        ====

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

                               ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Sylvan Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Sylvan Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   /s/ ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania,
   February 4, 2000