Form 10-Q
period 2000-04-02
SYLVAN INC
filed 2000-05-04
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED APRIL 2, 2000

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


  Number of shares of common stock outstanding as of April 24, 2000...5,661,336

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX

                                                                                             Page No.
Part I - FINANCIAL INFORMATION
         Item 1.  Condensed Consolidated Balance Sheets,
                  April 2, 2000 and January 2, 2000..............................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended April 2, 2000 and April 4, 1999..........................................5

                  Condensed Consolidated Statements of Cash Flows, Three Months
                  Ended April 2, 2000 and April 4, 1999..........................................6

                  Notes to Condensed Consolidated Financial Statements,
                  April 2, 2000..................................................................7

         Item 2.  Management's Discussion and Analysis..........................................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................13


Part II - OTHER INFORMATION

         Item 1.   Legal Proceedings............................................................13

         Item 6.   Exhibits and Reports on Form 8-K.............................................14


                         PART I - FINANCIAL INFORMATION

Item 1.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)

                                                            April 2, 2000    January 2, 2000
                                                            -------------    ---------------
                                                             (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                   $  6,447         $  7,601
   Trade accounts receivable, net of allowance
      for doubtful accounts of $540 and $826,
      respectively                                               11,653           12,347
   Inventories                                                   10,185           10,110
   Prepaid income taxes and other expenses                        1,309            1,537
   Other current assets                                             646            1,121
   Deferred income tax benefit                                      498              500
--------------------------------------------------------------------------------------------

      Total current assets                                       30,738           33,216

Property, plant and equipment, net                               52,954           54,249

Intangible assets, net of accumulated amortization
   of $4,096 and $3,906, respectively                            12,315           12,797

Other assets, net of accumulated amortization
   of $342 and $316, respectively                                 8,998            9,233
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                   $105,005         $109,495
============================================================================================


   The accompanying notes are an integral part of these financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)


                                                                  April 2, 2000      January 2, 2000
                                                                  -------------      ---------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $     296          $     418
   Accounts payable - trade                                             4,212              4,647
   Accrued salaries, wages and employee benefits                        2,318              2,970
   Other accrued liabilities                                            1,441              1,703
   Income taxes payable                                                 1,055                697
----------------------------------------------------------------------------------------------------

      Total current liabilities                                         9,322             10,435
----------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                      41,225             43,544
----------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Other employee benefits                                                985              1,053
   Other                                                                5,760              5,826
----------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                 6,745              6,879
----------------------------------------------------------------------------------------------------

Minority interest                                                       1,457              1,413


SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares
     authorized, 6,671,601 shares issued                                    7                  7
   Additional paid-in capital                                          16,801             16,801
   Retained earnings                                                   49,199             47,785
   Less:  Treasury stock, at cost, 1,010,265 and 966,765 shares
     at April 2, 2000 and January 2, 2000, respectively               (10,586)           (10,166)
                                                                    ---------          ---------
                                                                       55,421             54,427
Accumulated other comprehensive deficit:
   Cumulative translation adjustment                                   (9,165)            (7,203)
----------------------------------------------------------------------------------------------------
      Total shareholders' equity                                       46,256             47,224
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 105,005          $ 109,495
====================================================================================================


   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)

                                                                    Three Months Ended
                                                              April 2, 2000    April 4, 1999
                                                              -------------    -------------
NET SALES                                                      $   22,397        $   22,115
--------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                   12,213            12,948
   Selling, administration, research and development                6,066             5,586
   Depreciation                                                     1,360             1,364
--------------------------------------------------------------------------------------------
                                                                   19,639            19,898
--------------------------------------------------------------------------------------------

OPERATING INCOME                                                    2,758             2,217

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE COST                                653               535

OTHER INCOME (EXPENSE)                                                (52)               79
--------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                          2,053             1,761

PROVISION FOR INCOME TAXES                                            595               471
--------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                             1,458             1,290

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                          44                19
--------------------------------------------------------------------------------------------


NET INCOME                                                     $    1,414        $    1,271
============================================================================================


NET INCOME PER SHARE - BASIC                                   $     0.25        $     0.20
============================================================================================


NET INCOME PER SHARE - DILUTED                                 $     0.25        $     0.20
============================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                                5,690,424         6,360,284
============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                     5,690,424         6,388,075
============================================================================================

   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)

                                                                  Three Months Ended
                                                            April 2, 2000    April 4, 1999
                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 1,414         $ 1,271
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                            1,568           1,546
        Employee benefits                                         (629)           (217)
        Trade accounts receivable                                  397             790
        Inventories                                               (295)           (159)
        Prepaid expenses and other assets                          646             567
        Accounts payable and accrued liabilities                  (486)         (1,364)
        Other                                                      642              28
------------------------------------------------------------------------------------------

            Net cash provided by operating activities            3,257           2,462
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net expenditures for property, plant and equipment           (1,621)         (1,744)
------------------------------------------------------------------------------------------
           Net cash used in investing activities                (1,621)         (1,744)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                           (205)           (189)
   Net borrowings under revolving credit line                   (2,037)            354
   Proceeds from exercise of stock options                           0             293
   Purchase of treasury shares                                    (420)         (1,288)
------------------------------------------------------------------------------------------
           Net cash used in financing activities                (2,662)           (830)
------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                  (128)           (315)
------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (1,154)           (427)
CASH AND CASH EQUIVALENTS, beginning of period                   7,601           6,497
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                       $ 6,447         $ 6,070
==========================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                               $   713         $   644
   Income taxes paid                                               355              78


   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                                  April 2, 2000
                                   (Unaudited)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      General

      These condensed consolidated financial statements of Sylvan Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company's Annual Report to Shareholders and its Form 10-K for the year ended January 2, 2000.

      Cash

      The company maintains a French-franc denominated cash balance of approximately FF15.0 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Assets" as of April 2, 2000.

      Inventories

      Inventories at April 2, 2000 and January 2, 2000 consisted of the following:

             (in thousands)                            April 2, 2000       January 2, 2000
                                                       -------------       ---------------
             Growing crops and compost material            $ 5,523            $  5,021
             Stores and other supplies                       1,583               1,794
             Mushrooms and spawn on hand                     3,079               3,295
                                                           -------           ---------
                                                           $10,185            $ 10,110
                                                           =======            ========

      Marketing Agreement

      Effective January 16, 2000, the company's Quincy Farms subsidiary entered into a marketing agreement with C And C Carriage Mushroom Company (C And
      C) of Avondale, Pennsylvania. The agreement provides for C And C to purchase all of the mushrooms produced at the Quincy, Florida operation at a price, based on product quality, which is adjusted annually to reflect current market conditions. Under this agreement, Quincy sold its packaging and distribution-related assets to C And C. The initial term of the agreement is five years.

      Earnings Per Common Share

      Earnings per share were calculated using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,372,417 shares of the company's common stock have been granted and options for a total of 526,808 of these shares have been exercised as of April 2, 2000.

      The following table reconciles the number of shares utilized in the earnings per share calculations for the three months ended April 2, 2000 and April 4, 1999.

                                                                                Three Months Ended
                                                                      April 2, 2000            April 4, 1999
                                                                      -------------            -------------
             Net income (in thousands)                                   $1,414                    $1,271
                                                                         ======                    ======

             Earnings per common share - basic                           $  .25                    $  .20
                                                                         ======                    ======
             Earnings per common share - diluted                         $  .25                    $  .20
                                                                         ======                    ======

             Common shares - basic                                    5,690,424                 6,360,284
             Effect of dilutive securities:  stock options                  --                     27,791
                                                                      ---------                 ---------
             Common shares - diluted                                  5,690,424                 6,388,075
                                                                      =========                 =========

      Options to purchase approximately 846,000 and 342,000 shares of common stock in the three months ended April 2, 2000 and April 4, 1999, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the company's common shares for the respective periods.

2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:
      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the agreement as follows:

                                              Maximum Aggregate
                    Period Beginning         Outstanding Balance
                    ----------------         --------------------
                     August 6, 2003              $50.0 million
                     August 6, 2004               45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On April 2, 2000, the company had outstanding borrowings under the agreement of $37.3 million. The revolving credit loans mature on August 5, 2005.

      The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

      The company has a French-franc denominated loan of FF15.0 million. Interest is payable based on a formula that utilizes a Paris Interbank Offered Rate plus an applicable margin. Repayment is due in January 2002. This loan is supported by a compensating cash balance maintained in a U.S. bank.

      The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At April 2, 2000, a term loan amounting to 2.2 million Dutch guilders was outstanding under this agreement.

3.   COMPREHENSIVE INCOME:

     Comprehensive income consists of the following:

                                                                          Three Months Ended
           (in thousands)                                         April 2, 2000         April 4, 1999
                                                                  -------------        -------------
           Net income                                                $ 1,414               $ 1,271
           Other comprehensive income:
               Foreign currency translation adjustment                (1,962)               (2,305)
                                                                     -------               -------
           Comprehensive loss                                        $  (548)              $(1,034)
                                                                     =======               =======


4.   BUSINESS SEGMENT INFORMATION:

     Sylvan is a worldwide producer and distributor of mushroom products, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: spawn products, which includes spawn-related products and services, and fresh mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter ended April 2, 2000, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the January 2, 2000 financial statements.

                                         Three           Spawn             Fresh           Total
                                         Months         Products         Mushrooms       Reportable
           (in thousands)                Ended          Segment           Segment         Segments
                                         -----          -------           -------         --------
           Total revenues                2000            $16,641         $ 6,096           $22,737
                                         1999             15,092           7,326            22,418

           Intersegment revenues         2000                340              --               340
                                         1999                303              --               303

           Operating income              2000              3,248             701             3,949
                                         1999              2,913             303             3,216


                  Reconciliation to Consolidated Financial Data

                                                                     Three Months Ended
           (in thousands)                                       April 2, 2000     April 4, 1999
                                                                -------------     -------------
           Total revenues for reportable segments                 $ 22,737          $ 22,418
           Elimination of intersegment revenues                       (340)             (303)
                                                                  --------          --------
           Total consolidated revenues                            $ 22,397          $ 22,115
                                                                  ========          ========

           Total operating income for reportable segments         $  3,949          $  3,216
           Unallocated corporate expenses                           (1,191)             (999)
           Interest expense, net                                      (653)             (535)
           Other income (expense)                                      (52)               79
                                                                  --------          --------
           Consolidated income before income taxes                $  2,053          $  1,761
                                                                  ========          ========

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          Sylvan Inc. and Subsidiaries


RESULTS OF OPERATIONS (Three Months Ended April 2, 2000 and April 4, 1999)

CONSOLIDATED REVIEW

Net Sales

     (dollars in thousands)            2000            1999            % Change
                                       ----            ----            --------
     Net sales                       $22,397          $22,115             1

Net sales for the three months ended April 2, 2000 were $22.4 million, 1% higher than the $22.1 million reported for the corresponding 1999 quarter. International sales for the quarter decreased to 50%, as compared with 51% for the first quarter of 1999. This decrease was due to three factors. First, during the fourth quarter of 1999, the company acquired the J.B. Swayne Spawn Company which has substantially all of its sales within the United States. Second, the company's Quincy Farms subsidiary experienced lower net sales due to a new marketing arrangement which is discussed in the next paragraph. Third, further strengthening of the U.S. dollar continued to offset the effect of higher international sales volumes. The U.S. dollar was approximately 14% stronger at the end of the current quarter, in terms of the company's applicable foreign currencies, than at the end of the quarter ended April 4, 1999. This strengthening of the U.S. dollar had the effect of decreasing net sales for the current quarter by approximately $1.9 million.

Although consolidated net sales were relatively consistent for the first quarters of 2000 and 1999, operational changes occurred within the fresh mushrooms segment beginning on January 16, 2000. On this date, the company's Quincy subsidiary entered into a marketing arrangement to sell all of its mushrooms directly from the harvesting area to a third party, which then packages and distributes the mushrooms on its own behalf. Although these changes resulted in lower net sales and corresponding cost of goods sold, overall profitability increased.

Operating Costs and Expenses

     (dollars in thousands)                2000          1999       % Change
                                           ----          ----       --------
      Cost of sales                       $12,213       $12,948        (6)
      Selling, administration,              6,066         5,586         9
        research and development
      Depreciation                          1,360         1,364         -

The company's cost of sales, expressed as a percentage of net sales, was 54.5% for the first quarter of 2000, versus 58.5% for the first quarter of 1999. While increased production efficiencies were realized in both business segments, the greatest portion of the cost of sales reduction, on a quarter-versus-quarter basis, was due to higher production yields and the new marketing arrangement in the fresh mushrooms segment.

Selling, administration, research and development expenses increased to $6.1 million during the quarter ended April 2, 2000 from $5.6 million during the quarter ended April 4, 1999. These expenses were 27.1% of net sales and 25.3% of net sales, respectively. This increase can be explained by five factors. First, the spawn products segment incurred a $0.2 million write-off of pre-construction costs related to scope revisions and a management change in the company's Hungarian composting project. Second, a provision of $0.1 million was recorded for non-income related state taxes. This should be a non-recurring expense. Third, a charge of $0.1 million was recorded as an anticipated loss in the sale of a small mushroom farm that had been purchased as part of the May 1998 International Mushrooms Ltd. acquisition. Fourth, additional costs were also associated with operating the sales, administrative and research facilities of the Swayne spawn company that was acquired in November 1999. Last, Quincy realized recurring quarterly cost savings of $0.2 million related to wages, employee benefits, and general building overhead costs of its former sales and distribution functions which have been assumed under the terms of the new marketing arrangement. Depreciation expense for the first quarter of 2000 was $1.4 million, $4,000 lower than for the first quarter of 1999.

Interest Expense

The company's net interest expense for the first quarter of 2000 was $653,000, 22% higher than for the corresponding 1999 quarter. The effective borrowing rate for the current quarter was 6.7%, which is the same as for the first quarter of 1999. Increased levels of interest expense were due to higher levels of indebtedness between years, related particularly to the 1999 Swayne acquisition and Sylvan's share purchase program.

Income Tax Expense

The effective income tax rate was 29% for the first quarter of 2000, as compared with 27% for the corresponding quarter of 1999. This increased tax rate was due to proportionately greater anticipated earnings in North American operations, particularly at Quincy and the recently acquired Swayne spawn company.


BUSINESS SEGMENTS

Spawn Products Segment

        (dollars in thousands)                 2000         1999      % Change
                                               ----         ----      --------
        Sales, including intersegment        $16,641      $15,092         10
        Operating expenses                    13,393       12,179         10
        Operating income                       3,248        2,913         12

Net sales of spawn and spawn-related products were $16.6 million for the quarter ended April 2, 2000, a 10% improvement over the corresponding period of 1999. Overall spawn product sales volume increased 17%, with a 32% increase in the Americas, due primarily to the November 1999 Swayne acquisition, and an 8% increase in overseas markets. Strong overseas volume increases were achieved during the quarter in Italy, France and the Netherlands. The overseas U.S. dollar equivalent selling price was 11% lower during the current quarter, due primarily to the strengthening of the U.S. dollar. The average selling price in the Americas was 4% lower than that of the corresponding 1999 quarter due to the inclusion of the sales of the recently acquired Swayne spawn company, which has an overall lower pricing structure. Continued consolidation of the mushroom industry, as evidenced by the recent acquisition of Vlasic Farms by a Canadian company, has generated increased volume discounts, resulting in a lower average net selling price. Sales of disease-control agents and nutritional supplements increased 14%, accounting for 13% and 11% of consolidated net sales for the quarters ended April 2, 2000 and April 4, 1999, respectively.

Operating expenses increased proportionately with net sales to $13.4 million during the first quarter of 2000, versus $12.2 million during the 1999 period. Within operating expenses, cost of sales, as a percentage of net sales, was 49.4% for the quarter ended April 2, 2000, as compared with 49.7% for the quarter ended April 4, 1999. The remaining operating expenses increased by 11% to $5.5 million. This increase was due primarily to the write-off of the pre-construction costs related to the Hungarian composting project, as mentioned above, as well as the costs associated with operating the sales, administrative and research facilities of the recently acquired Swayne spawn company.

Operating income increased by 12% to $3.2 million for the first quarter of 2000 from $2.9 million for the first quarter of 1999. Operating income, as a percentage of net sales, was 20% and 19% for the first-quarter periods of 2000 and 1999, respectively. The foreign exchange translation effect of the strengthening U.S. dollar on the operating income of this business segment, which comprises all of the company's non-U.S. dollar denominated operations, was a decrease of approximately $225,000.

Fresh Mushrooms Segment

        (dollars in thousands)              2000        1999       % Change
                                            ----        ----       --------
        Sales                             $ 6,096      $ 7,326        (17)
        Operating expenses                  5,395        7,023        (23)
        Operating income                      701          303        131

Fresh mushroom net sales decreased during the current quarter by $1.2 million to $6.1 million, as compared with $7.3 million for the corresponding period in 1999. This decrease was due to two offsetting factors. First, during January 2000, Quincy entered into the previously mentioned marketing arrangement to sell all of the mushrooms it produces directly from its harvesting area to a third party. Since Quincy no longer provides such value-added commercial enhancements, such as slicing and packaging, it receives a lower price per pound of mushrooms sold than when it distributed its commercially prepared products to wholesalers and retailers. Second, during the quarter ended April 2, 2000, Quincy experienced production yield increases over the corresponding 1999 quarter, which provided an increase of 11% in number of pounds sold.

The fresh mushroom cost of sales was $4.0 million, or 65.6% of net sales, for the first quarter of 2000, versus $5.4 million, or 74.3% of net sales, for the corresponding period of 1999. Since Quincy began to sell its products directly from the harvest area without commercial enhancement, cost savings have been achieved. Additionally during the first quarter of 1999, Quincy experienced production inefficiencies that contributed to production yield reductions, spreading a cost structure that is primarily fixed in nature over fewer pounds. Production efficiencies were substantially improved during the quarter ended April 2, 2000.

The first-quarter 2000 fresh mushroom operating income of 11%, as a percentage of net sales, was $398,000 and 131% higher than the 4% operating income, as a percentage of net sales, for the corresponding 1999 quarter. This increase is the result of two factors. First, Quincy is no longer performing low-to-no incremental margin commercial enhancement and distribution activities. Second, its improved yield efficiencies, spreading more production over the primarily fixed-cost structure, have also increased operating income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended April 2, 2000 was $3.3 million, an increase of $0.8 million over the $2.5 million provided during the first quarter of 1999. Employee benefit accruals decreased by $0.6 million for the quarter ended April 2, 2000, as compared with the $0.2 million decrease for the corresponding quarter of 1999. The primary change between quarters relates to the payment of 1999 executive bonuses during the first quarter of 2000, whereas no such payments were made during the first quarter of 1999. Trade accounts receivable contributed $0.4 million to operating cash flow for the first quarter of 2000, as compared with $0.8 million that was contributed during the first quarter of 1999. Collection of trade accounts receivable continued to be an area of focus, particularly among the spawn products segment. Accounts receivable for this segment provided approximately $0.7 million of cash during the first quarter of 2000. Trade accounts payable and accrued liabilities decreased by $0.5 million and $1.4 million during the first quarters of 2000 and 1999, respectively. More than one-half of this decrease in 2000 was due to the timing of construction payments relating to modifications to the company's Irish plant. The 1999 decrease related primarily to payments made to contractors that had been retained pending the satisfactory completion of equipment startup tests at the French inoculum laboratory.

Cash used by investing activities was $1.6 million for the three months ended April 2, 2000, versus the $1.7 million used during the corresponding period of 1999. During the quarter ended April 2, 2000, cash approximating $225,000 was provided from the sale of Quincy's packaging assets, and plant modifications to the Irish facility were completed. Capital expenditures in 2000 are expected to total between $6 million and $8 million for existing operations, with additional expenditures as required for any acquisitions or new initiatives. The company routinely assesses its requirements for additional capital investments as it experiences continued growth in its international operations. The company believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $17.3 million as of April 2, 2000. Term debt and revolving credit decreased by $2.2 million during the three months ended April 2, 2000, as compared with an increase of $0.2 million during the corresponding period of 1999. Most of this decrease was due to the positive cash flows of operations after capital additions and share purchases.

During the 2000 first quarter, the company purchased 43,500 shares of Sylvan common stock at an average price of $9.66 per share. By comparison, 100,500 shares were purchased during the first quarter of 1999 at an average price of $12.82 per share. Management expects to continue the purchase program, subject to price and share availability conditions that make such purchases financially beneficial and appropriate.

EURO CURRENCY

Sylvan does not believe that the conversion to the Euro has a material impact on its business or financial condition.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time in this report and in other written reports and oral statements, references are made to expectations regarding future performance of the company. These "forward-looking statements" are based on currently available competitive, financial and economic data and the company's operating plans, but they are inherently uncertain. Events could turn out to be significantly different from what is expected, depending upon such factors as mushroom growing process inconsistencies, specific pricing or product initiatives of the company's competitors and competitive conditions in the U.S. mushroom market in general, changes in currency and exchange risks, or changes in a specific country's or region's political or economic conditions.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented under this item in the company's Form 10-K for the fiscal year ended January 2, 2000 has not changed materially. Information relating to the sensitivity to foreign currency exchange rate changes of the company's firmly committed sales transactions, in addition to what is presented in Item 2 of this filing, is omitted because it is an immaterial portion of total sales.


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

     10.2.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, together with various annexes, exhibits and schedules and various related documents, previously filed as Exhibits 10.1 through 10.10 on November 10, 1998 with Sylvan's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.11 Index of Other Exhibits to the Revolving Credit Agreement, previously filed as Exhibit 10.11 with Sylvan's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.3.1 Collective Bargaining Agreement, dated July 20, 1999, between Quincy Corporation and the United Farm Workers of America, AFL-CIO, previously filed as Exhibit 10 on August 9, 1999 with the company's Form 10-Q Quarterly Report for the period ended July 4, 1999 and incorporated herein by reference

     10.5.1 Agreement, dated January 14, 2000, by and between C And C Carriage Mushroom Co., t/a Modern Sales Company, and Quincy Corporation, previously filed with the company's 10-K Annual Report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.5.2 Index of Exhibits to the C And C Agreement referenced above, previously filed with the company's 10-K Annual Report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein

     27        Financial Data Schedule

-------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      May 4, 2000                  SYLVAN INC.
       -------------------


                                        By:   /s/ DONALD A. SMITH
                                            -------------------------------
                                                  Donald A. Smith
                                                  Chief Financial Officer


                                        By:  /s/ FRED Y. BENNITT
                                            ---------------------------------
                                                  Fred Y. Bennitt
                                                  Secretary/Treasurer