Form 10-Q
period 2000-07-02
SYLVAN INC
filed 2000-07-28
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR QUARTERLY PERIOD ENDED JULY 2, 2000

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


  Number of shares of common stock outstanding as of July 20, 2000...5,680,854

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.
                                                                        --------

Part I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  July 2, 2000 and January 2, 2000..........................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended July 2, 2000 and July 4, 1999.......................5

                  Condensed Consolidated Statements of Income, Six Months
                  Ended July 2, 2000 and July 4, 1999.......................6

                  Condensed Consolidated Statements of Cash Flows, Six
                  Months Ended July 2, 2000 and July 4, 1999................7

                  Notes to Condensed Consolidated Financial Statements,
                  July 2, 2000..............................................8

         Item 2.  Management's Discussion and Analysis.....................12

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk.....................................................17


Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings........................................18

         Item 4.  Submission of Matters to a Vote of Security Holders......18

         Item 6.  Exhibits and Reports on Form 8-K.........................18

                          PART I-FINANCIAL INFORMATION

Item 1.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)


                                                                               July 2, 2000    January 2, 2000
                                                                               ------------    ---------------
                                                                                (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                     $  6,299         $  7,601
   Trade accounts receivable, net of allowance
      for doubtful accounts of $608 and $826, respectively                         11,093           12,347
   Inventories                                                                     10,074           10,110
   Prepaid income taxes and other expenses                                          1,942            1,537
   Other current assets                                                               920            1,121
   Deferred income tax benefit                                                        498              500
-----------------------------------------------------------------------------------------------------------

      Total current assets                                                         30,826           33,216

Property, plant and equipment, net                                                 53,109           54,249

Intangible assets, net of accumulated amortization
   of $4,302 and $3,906, respectively                                              12,307           12,797

Other assets, net of accumulated amortization
   of $369 and $316, respectively                                                   8,968            9,233
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $105,210         $109,495
===========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)


                                                                                July 2, 2000      January 2, 2000
                                                                                ------------      ---------------
                                                                                 (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current portion of long-term debt                                              $    192           $    418
   Accounts payable - trade                                                          3,807              4,647
   Accrued salaries, wages and employee benefits                                     2,487              2,970
   Other accrued liabilities                                                         1,538              1,703
   Income taxes payable                                                                365                697
--------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                      8,389             10,435
--------------------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                                   40,884             43,544
--------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Other employee benefits                                                           1,123              1,053
   Other                                                                             5,707              5,826
--------------------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                              6,830              6,879
--------------------------------------------------------------------------------------------------------------

Minority interest                                                                    1,476              1,413


SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares authorized,
     6,681,601 and 6,671,601 shares issued at
     July 2, 2000 and January 2, 2000, respectively                                      7                  7
   Additional paid-in capital                                                       16,886             16,801
   Retained earnings                                                                50,495             47,785
   Less:  Treasury stock, at cost, 1,000,747 and 966,765 shares
     at July 2, 2000 and January 2, 2000, respectively                             (10,476)           (10,166)
                                                                                   --------           --------
                                                                                    56,912             54,427
Accumulated other comprehensive deficit:

   Cumulative translation adjustment                                                (9,281)            (7,203)
--------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                    47,631             47,224
--------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $105,210           $109,495
==============================================================================================================

   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)


                                                                              ----------Three Months Ended---------
                                                                              July 2, 2000             July 4, 1999
                                                                              ------------             ------------

NET SALES                                                                        $20,677                  $21,305
------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                  11,448                   12,565
   Selling, administration, research and development                               5,257                    5,057
   Depreciation                                                                    1,388                    1,353
------------------------------------------------------------------------------------------------------------------
                                                                                  18,093                   18,975
------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                   2,584                    2,330

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE COST                                               682                      525

OTHER INCOME (EXPENSE)                                                               (20)                     (13)
------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                         1,882                    1,792

PROVISION FOR INCOME TAXES                                                           544                      490
------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                                            1,338                    1,302

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                                         42                      (18)
------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                       $ 1,296                  $ 1,320
==================================================================================================================


NET INCOME PER SHARE - BASIC                                                     $  0.23                  $  0.21
==================================================================================================================


NET INCOME PER SHARE - DILUTED                                                   $  0.23                  $  0.21
==================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                                               5,663,883                6,269,388
==================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                                    5,666,211                6,290,613
==================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)


                                                                                 ------------Six Months Ended-----------
                                                                                 July 2, 2000              July 4, 1999
                                                                                 ------------              ------------

NET SALES                                                                           $43,073                   $43,420
----------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                     23,662                    25,513
   Selling, administration, research and development                                 11,322                    10,643
   Depreciation                                                                       2,748                     2,717
----------------------------------------------------------------------------------------------------------------------
                                                                                     37,732                    38,873
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                      5,341                     4,547

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE COST                                                1,335                     1,060

OTHER INCOME (EXPENSE)                                                                  (72)                       66
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                            3,934                     3,553

PROVISION FOR INCOME TAXES                                                            1,139                       961
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                                               2,795                     2,592

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                                            85                         1
----------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                          $ 2,710                   $ 2,591
======================================================================================================================


NET INCOME PER SHARE - BASIC                                                        $  0.48                   $  0.41
======================================================================================================================


NET INCOME PER SHARE - DILUTED                                                      $  0.48                   $  0.41
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                                                  5,677,153                 6,314,836
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                                       5,677,605                 6,340,155
======================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)

                                                                                   ---------Six Months Ended----------
                                                                                   July 2, 2000           July 4, 1999
                                                                                   ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $ 2,710                $ 2,591
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                                   3,180                  3,081
        Employee benefits                                                                (317)                   415
        Trade accounts receivable                                                       1,615                  1,488
        Inventories                                                                      (258)                  (253)
        Prepaid expenses and other assets                                                (362)                   244
        Accounts payable and accrued liabilities                                         (800)                (1,433)
        Other                                                                             152                    882
---------------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                                   5,920                  7,015
---------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Net expenditures for property, plant and equipment                                  (3,697)                (4,012)
---------------------------------------------------------------------------------------------------------------------

           Net cash used in investing activities                                       (3,697)                (4,012)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                  (354)                  (366)
   Proceeds from long-term debt borrowings                                                175                      0
   Net (repayments) borrowings under revolving credit line                             (2,496)                   719
   Proceeds from exercise of stock options                                                 87                    293
   Purchase of treasury shares                                                           (576)                (2,540)
---------------------------------------------------------------------------------------------------------------------

           Net cash used in financing activities                                       (3,164)                (1,894)
---------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                         (361)                  (651)
---------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (1,302)                   458

CASH AND CASH EQUIVALENTS, beginning of period                                          7,601                  6,497
---------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS, end of period                                              $ 6,299                $ 6,955
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                                      $ 1,261                $ 1,185
   Income taxes paid                                                                    1,288                    330

   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                                  July 2, 2000
                                   (Unaudited)

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

      Cash

      The company maintains a French-franc denominated cash balance of approximately FF16.2 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Assets" as of July 2, 2000.

      Inventories

      Inventories at July 2, 2000 and January 2, 2000 consisted of the following:

             (in thousands)                        July 2, 2000    January 2, 2000
                                                   ------------    ---------------

             Growing crops and compost material      $ 5,451            $ 5,021
             Stores and other supplies                 1,427              1,794
             Mushrooms and spawn on hand               3,196              3,295
                                                     -------            -------
                                                     $10,074            $10,110
                                                     =======            =======

      Marketing Agreement

      Effective January 16, 2000, the company's Quincy Farms subsidiary entered into a marketing agreement with C And C Carriage Mushroom Company (C And
      C) of Avondale, Pennsylvania. The agreement provides for C And C to purchase all of the mushrooms produced at the Quincy, Florida operation at a price, based on product quality, which is adjusted annually to reflect market conditions. Under this agreement, Quincy sold its packaging and distribution-related assets to C And C. The initial term of the agreement is five years.

      Earnings Per Common Share

      Earnings per share were calculated using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,276,417 shares of the company's common stock have been granted and options for a total of 536,808 of these shares have been exercised as of July 2, 2000.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three and six months ended July 2, 2000 and July 4, 1999.

                                                                                    Three Months Ended
                                                                      July 2, 2000                      July 4, 1999
                                                                      ------------                      ------------

             Net income (in thousands)                                     $1,296                           $1,320
                                                                           ======                           ======

             Earnings per common share - basic                             $  .23                           $  .21
                                                                           ======                           ======
             Earnings per common share - diluted                           $  .23                           $  .21
                                                                           ======                           ======

             Common shares - basic                                      5,663,883                        6,269,388
             Effect of dilutive securities:  stock options                  2,328                           21,225
                                                                        ---------                        ---------
             Common shares - diluted                                    5,666,211                        6,290,613
                                                                        =========                        =========


                                                                                    Six Months Ended
                                                                      July 2, 2000                      July 4, 1999
                                                                      ------------                      ------------

             Net income (in thousands)                                     $2,710                           $2,591
                                                                           ======                           ======

             Earnings per common share - basic                             $  .48                           $  .41
                                                                           ======                           ======
             Earnings per common share - diluted                           $  .48                           $  .41
                                                                           ======                           ======

             Common shares - basic                                      5,677,153                        6,314,836
             Effect of dilutive securities:  stock options                    452                           25,319
                                                                        ---------                        ---------
             Common shares - diluted                                    5,677,605                        6,340,155
                                                                        =========                        =========

      Options to purchase approximately 656,000 and 676,000 shares of common stock in the three and six months ended July 2, 2000, respectively, and 406,000 and 391,000 shares of common stock in the three and six months ended July 4, 1999, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the company's common shares for the respective periods.

2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the agreement as follows:

                                                   Maximum Aggregate
               Period Beginning                   Outstanding Balance
               ----------------                   -------------------
               August 6, 2003                        $50.0 million
               August 6, 2004                         45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On July 2, 2000, the company had outstanding borrowings under the agreement of $36.9 million. The revolving credit loans mature on August 5, 2005.

      The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

      The company has a French-franc denominated loan of FF16.2 million. Interest is payable based on a formula that utilizes a Paris Interbank Offered Rate plus an applicable margin. Repayment is due in January 2002. This loan is supported by a compensating cash balance maintained in a U.S. bank.

      The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At July 2, 2000, a term loan amounting to 2.0 million Dutch guilders was outstanding under this agreement.

3.    COMPREHENSIVE INCOME:

      Comprehensive income consists of the following:

                                                                                    Three Months Ended
     (in thousands)                                                      July 2, 2000                July 4, 1999
                                                                         ------------                ------------

     Net income                                                            $1,296                       $ 1,320
     Other comprehensive income:
       Foreign currency translation adjustment                               (116)                       (1,368)
                                                                           ------                       -------
     Comprehensive income (loss)                                           $1,180                       $   (48)
                                                                           ======                       =======


                                                                                     Six Months Ended
     (in thousands)                                                      July 2, 2000                July 4, 1999
                                                                         ------------                ------------

     Net income                                                            $ 2,710                      $ 2,591
     Other comprehensive income:
       Foreign currency translation adjustment                              (2,078)                      (3,673)
                                                                           -------                      -------

     Comprehensive income (loss)                                           $   632                      $(1,082)
                                                                           =======                      =======


4.   BUSINESS SEGMENT INFORMATION:

     Sylvan is a worldwide producer and distributor of mushroom products, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: spawn products, which includes spawn-related products, services and bioproducts; and fresh mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter and six months ended July 2, 2000, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the January 2, 2000 financial statements.

                                                    Three             Spawn               Fresh            Total
                                                   Months            Products           Mushrooms        Reportable
     (in thousands)                                Ended             Segment             Segment          Segments
                                                   -----             -------             -------          --------

     Total revenues                                 2000              $15,659           $  5,338           $20,997
                                                    1999               14,253              7,362            21,615

     Intersegment revenues                          2000                  320                 --               320
                                                    1999                  310                 --               310

     Operating income                               2000                2,983                554             3,537
                                                    1999                2,673                547             3,220



                                                     Six              Spawn               Fresh             Total
                                                   Months            Products           Mushrooms         Reportable
     (in thousands)                                Ended             Segment             Segment           Segments
                                                   -----             -------             -------           --------


     Total revenues                                 2000              $32,299           $11,434            $43,733
                                                    1999               29,345            14,688             44,033

     Intersegment revenues                          2000                  660                --                660
                                                    1999                  613                --                613

     Operating income                               2000                6,231             1,255              7,486
                                                    1999                5,586               850              6,436


     Reconciliation to Consolidated Financial Data:
     ---------------------------------------------

                                                           Three Months Ended                     Six Months Ended

     (in thousands)                                   July 2, 2000       July 4, 1999       July 2, 2000      July 4, 1999
                                                      ------------       ------------       ------------      ------------

     Total revenues for reportable segments             $20,997            $21,615            $43,733           $44,033
     Elimination of intersegment revenues                  (320)              (310)              (660)             (613)
                                                        -------            -------            -------           -------
     Total consolidated revenues                        $20,677            $21,305            $43,073           $43,420
                                                        =======            =======            =======           =======

     Total operating income for reportable
       segments                                         $ 3,537            $ 3,220            $ 7,486           $ 6,436
     Unallocated corporate expenses                        (953)              (890)            (2,145)           (1,889)
     Interest expense, net                                 (682)              (525)            (1,335)           (1,060)
     Other income (expense)                                 (20)               (13)               (72)               66
                                                        -------            -------            -------           -------
     Consolidated income before income taxes            $ 1,882            $ 1,792            $ 3,934           $ 3,553
                                                        =======            =======            =======           =======

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          Sylvan Inc. and Subsidiaries

RESULTS OF OPERATIONS (Three Months Ended July 2, 2000 and July 4, 1999)

CONSOLIDATED REVIEW

Net Sales

         (dollars in thousands)         2000            1999            % Change
                                        ----            ----            --------

         Net sales                     $20,677         $21,305            (3)

Net sales for the three months ended July 2, 2000 decreased by 3% to $20.7 million. Four factors combined to create the decrease in sales. First, as detailed in the Fresh Mushrooms Segment discussion, Quincy Farms entered into a marketing arrangement in the first quarter of 2000 that changed the business structure, resulting in a $2.1 million decrease in sales. Operating income was not impacted. Second, the 2000 quarter includes $1.3 million in sales of the J.B. Swayne Spawn Company, which was acquired in the fourth quarter of 1999. Third, the strengthening of the U.S. dollar had the effect of decreasing sales for the current quarter by approximately $1.5 million when compared with the second quarter of 1999. Last, sales increases, excluding Swayne, in the spawn and spawn product segment were $1.6 million. International sales for the quarter were 45% as compared with 47% for the corresponding 1999 quarter. In terms of the company's applicable foreign currencies, the U.S. dollar was approximately 11% stronger at the end of the current quarter than at the end of the second quarter of 1999.

Operating Costs and Expenses

        (dollars in thousands)                 2000          1999       % Change
                                               ----          ----       --------
        Cost of sales                        $11,448       $12,565         (9)
        Selling, administration,               5,257         5,057          4
              research and development
        Depreciation                           1,388         1,353          3

The company's cost of sales, expressed as a percentage of sales, was 55.4% for the second quarter of 2000 as compared with 59.0% for the second quarter of 1999. The company expensed approximately $220,000 during the second quarter of 1999 in connection with the replacement of a blender that was removed from service at the Australian facility. Excluding this charge, the cost of sales percentage for the second quarter of 1999 was 57.9%. Most of the reduction in the cost of sales percentage for 2000 was caused by improvements at Quincy. Selling, administration, research and development expenses were $5.3 million, or 25.4% of sales, as compared with $5.1 million, or 23.7% of sales, for the corresponding 1999 period. Depreciation expense for the second quarter of 2000 was $1.4 million, $35,000 higher than for the second quarter of 1999.

Interest Expense

The company's net interest expense for the second quarter of 2000 was $682,000, 30% higher than for the corresponding 1999 quarter. Most of this increase was due to a higher average borrowing level. The effective borrowing rate for the current quarter was 6.8%, as compared with 6.5% for the second quarter of 1999.

Income Tax Expense

The effective income tax rate was 29% for the second quarter of 2000, as compared with 27% for the corresponding 1999 quarter. The increase in U.S. earnings for the quarter had the effect of increasing the consolidated income tax rate.

BUSINESS SEGMENTS

Spawn Products Segment

        (dollars in thousands)               2000           1999       % Change
                                             ----           ----       --------
        Sales, including intersegment       $15,659        $14,253        10
        Operating expenses                   12,676         11,580         9
        Operating income                      2,983          2,673        12

Net sales of spawn and spawn-related products were $15.7 million for the current quarter, a 10% improvement over the corresponding 1999 quarter. Spawn product sales volume increased 20%, with a 43% increase in the Americas and a 5% increase in overseas markets. Much of the Americas increase was due to the acquisition of the J.B. Swayne Spawn Company in the fourth quarter of 1999. The company also had significant volume increases in France, Canada and the United States. The overseas U.S. dollar equivalent selling price was 12% lower during the current quarter, primarily due to the strengthening of the U.S. dollar. The average selling price in the Americas was 5% lower due to the inclusion of the sales of Swayne, which has an overall lower pricing structure, and the continued consolidation of the mushroom industry, as evidenced by the January 2000 acquisition of Vlasic Farms by a Canadian company. Sales of disease-control agents and nutritional supplements, which accounted for 15% of consolidated net sales for the second quarter of 2000, were 11% higher than the second quarter of 1999.

Operating expenses were $12.7 million for the second quarter of 2000. Within operating expenses, cost of sales improved to 50% of sales, as compared with 51% of sales for the 1999 corresponding quarter. The 1999 quarter included a $220,000 nonrecurring charge taken in connection with the replacement of the blender that was removed from service at the Australian facility. The remaining operating expenses increased by 10% to $5.1 million for the current quarter.

Operating income, as a percentage of sales, was 19% for both the second quarter of 2000 and the second quarter of 1999. Operating income was negatively impacted by an 11% strengthening of the U.S. dollar against applicable foreign currencies, with an effect of approximately $140,000 on operating income.

Fresh Mushrooms Segment

        (dollars in thousands)            2000            1999          % Change
                                          ----            ----          --------
        Sales                            $5,338          $7,362            (27)
        Operating expenses                4,784           6,815            (30)
        Operating income                    554             547              1

Fresh mushroom sales decreased during the current quarter to $5.3 million, as compared with $7.4 million for the corresponding period in 1999. This decrease was due to Quincy entering into the previously mentioned marketing arrangement to sell all of the mushrooms it produces directly from its harvesting area to a third party. Since Quincy no longer provides such value-added commercial enhancements as slicing and packaging, it receives a lower price per pound of mushrooms sold than when it distributed its commercially prepared products to wholesalers and retailers. Total pounds sold increased by 2% when compared with the corresponding 1999 quarter. Highly competitive market conditions continue in the southeastern United States and are expected to remain throughout 2000.

The fresh mushrooms cost of sales was $3.5 million, or 66% of sales, for the second quarter of 2000, as compared with $5.3 million, or 72% of sales, for the corresponding 1999 quarter. This improvement was primarily a result of the business structure changes related to the marketing arrangement and the increase in pounds sold.

The fresh mushrooms operating income increased by 1% when compared with the corresponding 1999 quarter. When expressed as a percentage of sales, operating income for the current quarter was 10%, as compared with 7% for the 1999 second quarter.

RESULTS OF OPERATIONS (Six Months Ended July 2, 2000 and July 4, 1999)

CONSOLIDATED REVIEW

Net Sales

        (dollars in thousands)         2000             1999            % Change
                                       ----             ----            --------
         Net sales                    $43,073          $43,420            (1)

Net sales for the six months ended July 2, 2000 were $43.1 million, a 1% decrease when compared with the $43.4 million for the corresponding 1999 period. Four factors combined to create this decrease in sales. First, Quincy entered into a marketing arrangement in the first quarter of 2000 that changed its business structure, resulting in a $4.1 million decrease in sales. After adjusting for the structure change, Quincy's sales increased by $0.8 million. Operating income was not impacted. Second, the first six months of 2000 included $2.4 million in sales of the J.B. Swayne Spawn Company, which was acquired in the fourth quarter of 1999. Third, the strengthening of the U.S. dollar had the effect of decreasing sales for the current period by approximately $3.4 million, when compared with the corresponding 1999 period. Last, sales increases, excluding Swayne, in the spawn and spawn product segment were $4.0 million. International sales for the current six-month period were 47%, as compared with 49% for the six months ended July 4, 1999. The U.S. dollar was approximately 11% stronger at the end of the current period, when measured in terms of the company's applicable foreign currencies, than at the end of the first six months of 1999.

Operating Costs and Expenses

       (dollars in thousands)                  2000          1999       % Change
                                               ----          ----       --------
        Cost of sales                         $23,662       $25,513        (7)
        Selling, administration,               11,322        10,643         6
              research and development
        Depreciation                            2,748         2,717         1

The company's cost of sales, expressed as a percentage of sales, was 54.9% for the first six months of 2000, as compared with 58.8% for the corresponding 1999 period. Improved margins at Quincy accounted for much of the consolidated improvement. The company expensed approximately $220,000 during the first six months of 1999 in connection with the replacement of the blender that was removed from service at the Australian facility. Selling, administration, research and development expenses increased to $11.3 million, or 26.3% of sales, as compared with $10.6 million, or 24.5% of sales, for the corresponding 1999 period. Most of the increase relates to five items recorded in the first quarter of 2000. First, the spawn products segment incurred a $0.2 million write-off of pre-construction costs related to scope revisions and a management change in the company's Hungarian composting project. Second, a provision of $0.1 million was recorded for non-income related state taxes, which should be a nonrecurring expense. Third, a charge of $0.1 million was recorded as an anticipated loss in the sale of a small mushroom farm that had been acquired as part of the May 1998 purchase of International Mushrooms Ltd. Fourth, additional ongoing costs were associated with operating the sales, administrative and research facilities of Swayne, which was acquired in November 1999. Last, Quincy realized recurring quarterly cost savings of $0.2 million related to wages, employee benefits, and general building overhead costs of its former sales and distribution functions that have been assumed under the terms of the new marketing arrangement. Depreciation expense for the current six-month period was $31,000 higher than the corresponding 1999 period.

Interest Expense

The company's net interest expense for the six months ended July 2, 2000 was $1.3 million, 26% higher than the corresponding six-month period of 1999. Most of this increase was due to a higher average borrowing level. The effective borrowing rate for the current period was 6.7%, as compared with 6.5% for the first six months of 1999.

Income Tax Expense

The effective income tax rate was 29% for the first six months of 2000, as compared with 27% for the corresponding 1999 period. The increase in U.S. earnings for the period had the effect of increasing the consolidated income tax rate.

BUSINESS SEGMENTS

Spawn Products Segment

        (dollars in thousands)               2000           1999        % Change
                                             ----           ----        --------
        Sales, including intersegment       $32,299        $29,345          10
        Operating expenses                   26,068         23,759          10
        Operating income                      6,231          5,586          12

Net sales of spawn and spawn-related products increased by 10% to $32.3 million for the six months ended July 2, 2000. Spawn product sales volume increased by 18%, with a 37% increase in the Americas and a 7% increase in overseas markets. Much of the Americas increase was due to the acquisition of the J.B. Swayne Spawn Company in the fourth quarter of 1999. The company also had strong volume increases in France, Italy, The Netherlands, Canada and the United States. The overseas U.S. dollar equivalent selling price was 11% lower, due primarily to the continued strengthening of the U.S. dollar. The average selling price in the Americas was 4% lower due to the inclusion of the sales of Swayne, which has an overall lower pricing structure, and the continued consolidation of the mushroom industry, as evidenced by the January 2000 acquisition of Vlasic Farms by a Canadian company. Sales of disease-control agents and nutritional supplements increased by 13% and accounted for 14% of consolidated net sales, as compared with 12% of consolidated net sales for the corresponding period of 1999.

Operating expenses were $26.1 million during the first six months of 2000. Within operating expenses, cost of sales increased by 9% to $16.1 million, or 50% of sales, as compared with $14.8 million, or 50% of sales, for the corresponding 1999 period. The increase in other expenses related primarily to three items that were recorded in the first quarter of 2000. First, the spawn products segment incurred a $0.2 million write-off of pre-construction costs related to scope revisions and a management change in the company's Hungarian composting project. Second, a provision of $0.1 million was recorded for non-income related state taxes. This should be a nonrecurring expense. Third, additional ongoing costs were associated with operating the sales, administrative and research facilities of Swayne, which was acquired in November 1999.

Operating income for the first six months of 2000 and the first six months of 1999 was 19% of sales. Operating income was negatively impacted by an 11% strengthening of the U.S. dollar against applicable foreign currencies, with an effect of approximately $365,000 on operating income.

Fresh Mushrooms Segment

        (dollars in thousands)              2000           1999         % Change
                                            ----           ----         --------
        Sales                              $11,434        $14,688          (22)
        Operating expenses                  10,179         13,838          (26)
        Operating income                     1,255            850           48


Fresh mushroom sales decreased by 22% to $11.4 million for the first six months of 2000, as compared with $14.7 million for the corresponding 1999 period. This decrease was due to Quincy entering into the previously mentioned marketing arrangement to sell all of the mushrooms it produces directly from its harvesting area to a third party. Since Quincy no longer provides such value-added commercial enhancements, as slicing and packaging, it receives a lower price per pound of mushrooms sold than when it distributed its commercially prepared products to wholesalers and retailers. Total pounds sold increased by 7% when compared with the corresponding 1999 six-month period.

The fresh mushroom cost of sales for the first six months of 2000 was $7.5 million, or 66% of sales, as compared with $10.8 million, or 73% of sales, for the corresponding 1999 period. This improvement was primarily a result of the business structure change related to the marketing arrangement and the increase in pounds sold.

The fresh mushroom operating income increased by 48% when compared with the corresponding 1999 period. When expressed as a percentage of sales, operating income for the first six months of 2000 was 11%, as compared with 6% for the corresponding 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended July 2, 2000 was $5.9 million, a decrease of $1.1 million over the $7.0 million provided during the corresponding period of 1999. Employee benefit accruals decreased by $0.3 million for the six months ended July 2, 2000, as compared with the $0.4 million increase for the six-month period ended July 4, 1999. The principal change between years relates to the payment of 1999 executive bonuses during the first quarter of 2000, whereas no such payments were made during the first quarter of 1999. Trade accounts receivable contributed $1.6 million to operating cash flow for the first six months of 2000, as compared with the $1.5 million that was contributed during the first six months of 1999. Due to seasonally lower second quarter sales, particularly in early summer, the overall level of trade accounts receivable typically decreases until the middle of the third quarter. Trade accounts payable and accrued liabilities decreased by $0.8 million and $1.4 million during the first six months of 2000 and 1999, respectively. Most of this decrease in 2000 was due to the timing of construction payments relating to modifications to the company's Irish plant and due to the timing of payments by one of the company's French subsidiaries. The 1999 decrease related primarily to payments made to contractors that had been retained pending the satisfactory completion of equipment startup tests at the French inoculum laboratory, and due to litigation settlements.

Cash used by investing activities was $3.7 million for the six months ended July 2, 2000, versus $4.0 million used during the corresponding period of 1999. During the six months ended July 2, 2000, cash approximating $0.4 million was provided from the sale of fixed assets, consisting primarily of Quincy's packaging and distribution equipment. Major capital expenditures through the first six months of 2000 included the completion of modifications to the Irish facility, expansion of the U.S. research and development facility and the routine replacement of certain chilling equipment at Quincy. Capital expenditures in 2000 are expected to total between $6 million and $8 million for existing operations, with additional expenditures as required for any acquisitions or new initiatives.

The company has plans to expand its North American spawn and bioproducts operations. An agreement has been negotiated with a Canadian spawn producer to acquire certain real property, building and equipment in Ontario, Canada, for its approximate fair market value of $350,000. Execution of the sales agreement and the closing on the transaction are expected to occur during the third quarter. The cost to renovate the Canadian spawn plant and expand the existing Dayton, Nevada spawn production facility is expected to be approximately $3.15 million. Negotiations are underway for the company's purchase of a parcel of undeveloped real property, for approximately $250,000, near Saxonburg, Pennsylvania for a state-of-the-art bioproducts facility.

The company routinely assesses its requirements for additional capital investments as it experiences continued growth in its operations. The company believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $18.1 million as of July 2, 2000. Term debt and revolving debt decreased by $2.7 million during the six months ended July 2, 2000, as compared with an increase of $0.4 million during the corresponding period of 1999. Most of this decrease was due to the positive cash flows of operations after capital additions and share purchases.

During the first six months of 2000, the company purchased 59,300 shares of Sylvan common stock at an average price of $9.71 per share. By comparison, 215,600 shares were purchased during the six months of 1999 at an average price of $11.78 per share. Management expects to continue the purchase program, subject to price and share availability conditions that make such purchases financially beneficial and appropriate.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sylvan Inc.'s annual meeting of shareholders was held on June 6, 2000. At the meeting, the following persons, constituting the full board, were elected directors of the company to serve for a term of one year, expiring in 2001.

                                                 -------Number of Votes--------
                                                     For               Withheld
                                                     ---               --------
         William L. Bennett                      5,011,703             507,071
         Monir K. Elzalaki                       5,000,501             518,273
         Virgil H. Jurgensmeyer                  4,963,612             555,162
         Nelson Obus                             5,040,936             477,838
         Donald T. Pascal                        5,011,912             506,862
         Dennis C. Zensen                        4,954,651             564,123

In addition, the shareholders rejected a proposal to amend the company's bylaws. The amendment would have provided for the classification of the board into three groups of directors with staggered terms of office. Votes received in favor of the amendment totaled 1,096,229; votes against totaled 3,795,808; and the number of abstentions totaled 22,297.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         3.3 Articles of Incorporation of S. F. Nevada, Inc. - previously filed on November 12, 1999 with the company's Form 10-Q Quarterly Report for the period ended October 3, 1999 and incorporated herein by reference

         3.4 Articles of Merger of S. F. Nevada, Inc. and Sylvan Foods Holdings, Inc. with exhibit - previously filed on November 12, 1999 with the company's Form 10-Q Quarterly Report for the period ended October 3, 1999 and incorporated herein by reference

         3.5 Bylaws - previously filed on November 12, 1999 with the company's Form 10-Q Quarterly Report for the period ended October 3, 1999 and incorporated herein by reference

                  Compensation Plans and Arrangements

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

         10.2.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, together with various annexes, exhibits and schedules and various related documents, previously filed as Exhibits 10.1 through 10.10 on November 10, 1998 with Sylvan's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

         10.2.11 Index of Other Exhibits to the Revolving Credit Agreement, previously filed as Exhibit 10.11 on November 10, 1998 with Sylvan's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

         10.3.1 Collective Bargaining Agreement, dated July 20, 1999, between Quincy Corporation and the United Farm Workers of America, AFL-CIO, previously filed as Exhibit 10 on August 9, 1999 with the company's Form 10-Q Quarterly Report for the period ended July 4, 1999 and incorporated herein by reference

         10.5.1 Agreement, dated January 14, 2000, by and between C And C Carriage Mushroom Co., t/a Modern Sales Company, and Quincy Corporation, previously filed on March 27, 2000 with the company's 10-K Annual Report for the fiscal year ended January 2, 2000 and incorporated herein by reference

         10.5.2 Index of Exhibits to the C And C Agreement referenced above, previously filed on March 27, 2000 with the company's 10-K Annual Report for the fiscal year ended January 2, 2000 and incorporated herein by reference

         11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein

         27       Financial Data Schedule

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   July 28, 2000                        SYLVAN INC.
     --------------------


                                             By:  /s/  DONALD A. SMITH
                                                --------------------------
                                                       Donald A. Smith
                                                       Chief Financial Officer

                                             By:  /s/  FRED Y. BENNITT
                                                --------------------------
                                                       Fred Y. Bennitt
                                                       Secretary/Treasurer