Form 10-Q
period 2000-10-01
SYLVAN INC
filed 2000-10-31
CIK 861291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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


 Number of shares of common stock outstanding as of October 20, 2000...5,639,919

                          SYLVAN INC. AND SUBSIDIARIES


                                     INDEX

                                                                                                              Page No.
                                                                                                              --------
Part I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  October 1, 2000 and January 2, 2000.............................................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended October 1, 2000 and October 3, 1999.......................................................5

                  Condensed Consolidated Statements of Income, Nine Months
                  Ended October 1, 2000 and October 3, 1999.......................................................6

                  Condensed Consolidated Statements of Cash Flows, Nine Months
                  Ended October 1, 2000 and October 3, 1999.......................................................7

                  Notes to Condensed Consolidated Financial Statements,
                  October 1, 2000.................................................................................8

         Item 2.  Management's Discussion and Analysis...........................................................12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................17


Part II - OTHER INFORMATION

         Item 1.   Legal Proceedings.............................................................................17

         Item 6.   Exhibits and Reports on Form 8-K..............................................................18

                        PART I -- FINANCIAL INFORMATION

ITEM 1.


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)


                                                             October 1, 2000   January 2, 2000
                                                             ---------------   ---------------
                                                                 (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                        $  5,702          $  7,601
   Trade accounts receivable, net of allowance
      for doubtful accounts of $520 and $826, respectively            11,676            12,347
   Inventories                                                         9,833            10,110
   Prepaid income taxes and other expenses                             2,081             1,537
   Other current assets                                                  737             1,121
   Deferred income tax benefit                                           498               500
----------------------------------------------------------------------------------------------
      Total current assets                                            30,527            33,216

Property, plant and equipment, net                                    51,010            54,249

Intangible assets, net of accumulated amortization
   of $4,490 and $3,906, respectively                                 11,685            12,797

Other assets, net of accumulated amortization
   of $379 and $316, respectively                                      8,893             9,233
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $102,115          $109,495
==============================================================================================





   The accompanying notes are an integral part of these financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)


                                                                          October 1, 2000    January 2, 2000
                                                                          ---------------    ---------------
                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current portion of long-term debt                                             $    179           $    418
   Accounts payable - trade                                                         3,824              4,647
   Accrued salaries, wages and employee benefits                                    2,589              2,970
   Other accrued liabilities                                                        1,812              1,703
   Income taxes payable                                                               684                697
------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                     9,088             10,435
------------------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                                  38,744             43,544
------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Other employee benefits                                                          1,096              1,053
   Other                                                                            5,614              5,826
------------------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                             6,710              6,879
------------------------------------------------------------------------------------------------------------

Minority interest                                                                   1,529              1,413


SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares authorized,
     6,681,601 and 6,671,601 shares issued at
     October 1, 2000 and January 2, 2000, respectively                                  7                  7
   Additional paid-in capital                                                      16,886             16,801
   Retained earnings                                                               52,079             47,785
   Less:  Treasury stock, at cost, 1,040,847 and 966,765 shares
     at October 1, 2000 and January 2, 2000, respectively                         (10,861)           (10,166)
                                                                                 --------           --------
                                                                                   58,111             54,427
Accumulated other comprehensive deficit:
   Cumulative translation adjustment                                              (12,067)            (7,203)
------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                   46,044             47,224
------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $102,115           $109,495
============================================================================================================



   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)


                                                                  Three Months Ended
                                                         ------------------------------------
                                                         October 1, 2000      October 3, 1999
                                                         ---------------      ---------------
NET SALES                                                        $20,926              $22,222
---------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                  11,636               13,048
   Selling, administration, research and development               4,920                5,009
   Depreciation                                                    1,331                1,372
---------------------------------------------------------------------------------------------
                                                                  17,887               19,429
---------------------------------------------------------------------------------------------

OPERATING INCOME                                                   3,039                2,793

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                              694                  595

OTHER INCOME (EXPENSE)                                               (37)                 (17)
---------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                         2,308                2,181

PROVISION FOR INCOME TAXES                                           670                  582
---------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                            1,638                1,599

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                         52                   97
---------------------------------------------------------------------------------------------


NET INCOME                                                       $ 1,586              $ 1,502
=============================================================================================


NET INCOME PER SHARE - BASIC                                     $  0.28              $  0.25
=============================================================================================


NET INCOME PER SHARE - DILUTED                                   $  0.28              $  0.25
=============================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                               5,666,718            6,021,483
=============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                    5,672,815            6,048,062
=============================================================================================


   The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                  (Unaudited, in thousands except share data)


                                                                   Nine Months Ended
                                                         ------------------------------------
                                                         October 1, 2000      October 3, 1999
                                                         ---------------      ---------------
NET SALES                                                        $63,999              $65,642
---------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                  35,298               38,561
   Selling, administration, research and development              16,242               15,653
   Depreciation                                                    4,079                4,088
---------------------------------------------------------------------------------------------
                                                                  55,619               58,302
---------------------------------------------------------------------------------------------

OPERATING INCOME                                                   8,380                7,340

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                            2,029                1,655

OTHER INCOME (EXPENSE)                                              (109)                  49
---------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                         6,242                5,734

PROVISION FOR INCOME TAXES                                         1,809                1,543
---------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                            4,433                4,191

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                        138                   98
---------------------------------------------------------------------------------------------


NET INCOME                                                       $ 4,295              $ 4,093
=============================================================================================


NET INCOME PER SHARE - BASIC                                     $  0.76              $  0.66
=============================================================================================


NET INCOME PER SHARE - DILUTED                                   $  0.76              $  0.66
=============================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                               5,673,675            6,217,052
=============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                    5,676,043            6,248,502
=============================================================================================



   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)


                                                                     Nine Months Ended
                                                             ---------------------------------
                                                             October 1, 2000   October 3, 1999
                                                             ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 4,295           $ 4,093
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                  4,717             4,635
        Employee benefits                                               (116)              670
        Trade accounts receivable                                        617               486
        Inventories                                                     (321)             (293)
        Prepaid expenses and other assets                               (917)               52
        Accounts payable and accrued liabilities                        (211)           (1,201)
        Other                                                            616             1,255
----------------------------------------------------------------------------------------------

            Net cash provided by operating activities                  8,680             9,697
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net expenditures for property, plant and equipment                 (4,745)           (5,740)

----------------------------------------------------------------------------------------------
           Net cash used in investing activities                      (4,745)           (5,740)

----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                 (383)             (542)
   Proceeds from long-term debt borrowings                               172                 0
   Net (repayments) borrowings under revolving credit line            (4,313)            4,698
   Proceeds from exercise of stock options                                87               293
   Purchase of treasury shares                                          (960)           (6,851)
----------------------------------------------------------------------------------------------

           Net cash used in financing activities                      (5,397)           (2,402)
----------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                        (437)             (163)
----------------------------------------------------------------------------------------------

NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (1,899)            1,392

CASH AND CASH EQUIVALENTS, beginning of period                         7,601             6,497
----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                             $ 5,702           $ 7,889
==============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                     $ 1,862           $ 1,690
   Income taxes paid                                                   1,662               628










   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          Sylvan Inc. and Subsidiaries
                                 October 1, 2000
                                   (Unaudited)


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

      Cash

      The company maintains a French-franc denominated cash balance of approximately FF16.2 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Assets" as of October 1, 2000.

      Inventories

      Inventories at October 1, 2000 and January 2, 2000 consisted of the following:

             (in thousands)                                         October 1, 2000           January 2, 2000
                                                                    ---------------           ---------------
             Growing crops and compost material                          $5,341                   $ 5,021
             Stores and other supplies                                    1,453                     1,794
             Mushrooms and spawn on hand                                  3,039                     3,295
                                                                         ------                   -------
                                                                         $9,833                   $10,110
                                                                         ======                   =======

      Marketing Agreement

      Effective January 16, 2000, the company's Quincy Farms subsidiary entered into a marketing agreement with C And C Carriage Mushroom Company (C And
      C) of Avondale, Pennsylvania. The agreement provides for C And C to purchase all of the mushrooms produced at the Quincy, Florida operation at a price, based on product quality, which is adjusted annually to reflect market conditions. Under this agreement, Quincy sold packaging and distribution-related assets to C And C. The initial term of the agreement is five years.

      Earnings Per Common Share

      Earnings per share were calculated using the weighted average number of shares outstanding during the period, including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,259,750 shares of the company's common stock have been granted and options for a total of 536,808 of these shares have been exercised as of October 1, 2000.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three and nine months ended October 1, 2000 and October 3, 1999.

                                                                           Three Months Ended
                                                                  October 1, 2000     October 3, 1999
                                                                  ---------------     ---------------
             Net income (in thousands)                                  $1,586              $1,502
                                                                        ======              ======

             Earnings per common share - basic                          $ 0.28              $ 0.25
                                                                        ======              ======
             Earnings per common share - diluted                        $ 0.28              $ 0.25
                                                                        ======              ======

             Common shares - basic                                   5,666,718           6,021,483
             Effect of dilutive securities:  stock options               6,097              26,579
                                                                     ---------           ---------
             Common shares - diluted                                 5,672,815           6,048,062
                                                                     =========           =========


                                                                           Nine Months Ended
                                                                  October 1, 2000     October 3, 1999
                                                                  ---------------     ---------------
             Net income (in thousands)                                  $4,295              $4,093
                                                                        ======              ======

             Earnings per common share - basic                          $ 0.76              $ 0.66
                                                                        ======              ======
             Earnings per common share - diluted                        $ 0.76              $ 0.66
                                                                        ======              ======

             Common shares - basic                                   5,673,675           6,217,052
             Effect of dilutive securities:  stock options               2,368              31,450
                                                                     ---------           ---------
             Common shares - diluted                                 5,676,043           6,248,502
                                                                     =========           =========

      Options to purchase approximately 637,000 and 639,000 shares of common stock in the three and nine months ended October 1, 2000, respectively, and 424,000 and 386,000 shares of common stock in the three and nine months ended October 3, 1999, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the company's common shares for the respective periods.


2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the agreement as follows:
                                                             Maximum Aggregate
                           Period Beginning                 Outstanding Balance
                           ----------------                 -------------------
                           August 6, 2003                      $50.0 million
                           August 6, 2004                       45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On October 1, 2000, the company had outstanding borrowings under the agreement of $35.1 million. The revolving credit loans mature on August 5, 2005.

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

      The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At October 1, 2000, a term loan amounting to 1.9 million Dutch guilders was outstanding under this agreement.


3.    COMPREHENSIVE INCOME:

      Comprehensive income consisted of the following:

                                                             Three Months Ended
      (in thousands)                                 October 1, 2000   October 3, 1999
                                                     ---------------   ---------------
      Net income                                         $ 1,586           $1,502
      Other comprehensive income:
        Foreign currency translation adjustment           (2,786)           1,254
                                                         -------           ------
      Comprehensive (loss) income                        $(1,200)          $2,756
                                                         =======           ======


                                                              Nine Months Ended
      (in thousands)                                 October 1, 2000   October 3, 1999
                                                     ---------------   ---------------
      Net income                                         $ 4,295           $ 4,093
      Other comprehensive income:
        Foreign currency translation adjustment           (4,864)           (2,419)
                                                         -------           -------
      Comprehensive (loss) income                        $  (569)          $ 1,674
                                                         =======           =======


4.    BUSINESS SEGMENT INFORMATION:

      Sylvan is a worldwide producer and distributor of mushroom products, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: spawn products, which include spawn-related products, services and bioproducts; and fresh mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter and nine months ended October 1, 2000, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the January 2, 2000 financial statements.

                                                    Three           Spawn             Fresh           Total
                                                    Months         Products         Mushrooms       Reportable
      (in thousands)                                Ended          Segment           Segment         Segments
                                                    ------         --------         ---------       ----------
      Total revenues                                 2000          $16,003           $5,247          $21,250
                                                     1999           15,611            6,922           22,533

      Intersegment revenues                          2000              324               --              324
                                                     1999              311               --              311

      Operating income                               2000            3,550              367            3,917
                                                     1999            3,585               57            3,642


                                                     Nine           Spawn             Fresh           Total
                                                    Months         Products         Mushrooms       Reportable
     (in thousands)                                 Ended          Segment           Segment         Segments
                                                    ------         --------         ---------       ----------
     Total revenues                                  2000          $48,302           $16,681         $64,983
                                                     1999           44,956            21,610          66,566

     Intersegment revenues                           2000              984                --             984
                                                     1999              924                --             924

     Operating income                                2000            9,781             1,622          11,403
                                                     1999            9,171               907          10,078



Reconciliation to Consolidated Financial Data:
---------------------------------------------

                                                         Three Months Ended                    Nine Months Ended
     (in thousands)                                 Oct. 1, 2000      Oct. 3, 1999      Oct. 1, 2000      Oct. 3, 1999
                                                    ------------      ------------      ------------      ------------
      Total revenues for reportable segments           $21,250           $22,533           $64,983           $66,566
      Elimination of intersegment revenues                (324)             (311)             (984)             (924)
                                                       -------           -------           -------           -------
      Total consolidated revenues                      $20,926           $22,222           $63,999           $65,642
                                                       =======           =======           =======           =======
      Total operating income for reportable
        segments                                       $ 3,917           $ 3,642           $11,403           $10,078
      Unallocated corporate expenses                      (878)             (849)           (3,023)           (2,738)
      Interest expense, net                               (694)             (595)           (2,029)           (1,655)
      Other income (expense)                               (37)              (17)             (109)               49
                                                       -------           -------           -------           -------
      Consolidated income before income taxes          $ 2,308           $ 2,181           $ 6,242           $ 5,734
                                                       =======           =======           =======           =======

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          Sylvan Inc. and Subsidiaries

RESULTS OF OPERATIONS (Three Months Ended October 1, 2000 and October 3, 1999)

CONSOLIDATED REVIEW

Net Sales

        (dollars in thousands)                                2000             1999           % Change
                                                              ----             ----           --------
        Net sales                                            $20,926          $22,222            (6)

Net sales for the three months ended October 1, 2000 decreased by 6% from $22.2 million to $20.9 million. Four factors combined to create this net decrease. First, as detailed in the Fresh Mushrooms Segment discussion, Quincy Farms entered into a marketing arrangement in the first quarter of 2000 that changed its business structure. Operating income was not impacted, but the segment's net sales decreased by $1.7 million during the quarter ended October 1, 2000, as compared with the corresponding quarter of 1999. Second, the 2000 quarter includes $1.2 million in sales of the J.B. Swayne Spawn Company, which was acquired in the fourth quarter of 1999. Third, strengthening of the U.S. dollar had the effect of decreasing sales for the current quarter by approximately $2.1 million when compared with the third quarter of 1999. Last, sales increases, excluding Swayne, in the spawn and spawn products segment were $1.3 million. International sales for the quarter were 48% of the total, as compared with 51% for the corresponding 1999 quarter. Relative to the company's applicable foreign currencies, the U.S. dollar was approximately 15% stronger at the end of the current quarter than at the end of the third quarter of 1999.

Operating Costs and Expenses

        (dollars in thousands)                                   2000             1999        % Change
                                                                 ----             ----        --------
        Cost of sales                                          $11,636          $13,048         (11)
        Selling, administration,
              research and development                           4,920            5,009          (2)
        Depreciation                                             1,331            1,372          (3)

The company's cost of sales, expressed as a percentage of sales, was 55.6% for the third quarter of 2000, as compared with 58.7% for the third quarter of 1999. Most of the reduction was due to increased production yields and efficiencies at Quincy. Selling, administration, research and development expenses decreased to $4.9 million, or 23.5% of sales, as compared with $5.0 million, or 22.5% of sales, for the corresponding 1999 period. Depreciation expense for the third quarter of 2000 was $1.3 million, $41,000 lower than for the third quarter of 1999.

Interest Expense

The company's net interest expense for the 2000 third quarter was $694,000, 17% higher than for the 1999 corresponding quarter. Most of this increase was due to a higher average borrowing level. The effective borrowing rate for the current quarter was 6.9%, as compared with 6.5% for the third quarter of 1999.

Income Tax Expense

The effective income tax rate was 29% for the third quarter of 2000, as compared with 27% for the corresponding 1999 quarter. The increase in U.S. earnings for the quarter had the effect of increasing the consolidated income tax rate.

BUSINESS SEGMENTS

Spawn Products Segment

        (dollars in thousands)                               2000              1999           % Change
                                                             ----              ----           --------
        Sales, including intersegment                       $16,003           $15,611            3
        Operating expenses                                   12,453            12,026            4
        Operating income                                      3,550             3,585           (1)

Net sales of spawn and spawn-related products were $16.0 million for the current quarter, a 3% improvement over the corresponding 1999 quarter. Spawn product sales volume increased by 15%, with a 42% increase in the Americas and a 1% increase in overseas markets. Much of the Americas increase was due to the Swayne acquisition in the fourth quarter of 1999. The company also had significant volume increases in the Netherlands, Italy and Poland. The overseas U.S. dollar equivalent selling price was 14% lower during the current quarter, due to the strengthening of the U.S. dollar. The average selling price in the Americas was 4% lower due to the inclusion of the sales of Swayne, which has an overall lower pricing structure, and the continued consolidation of the mushroom industry, as evidenced by the January 2000 acquisition of Vlasic Farms by a Canadian company. Sales of disease-control agents and nutritional supplements, which accounted for 14% of consolidated net sales for the third quarter of 2000, were 3% higher than for the third quarter of 1999.

Operating expenses were $12.5 million for the third quarter of 2000. Within operating expenses, cost of sales was 49.5% of sales, as compared with 48.3% of sales for the corresponding 1999 quarter. The remaining operating expenses increased by 1% to $4.9 million for the current quarter. Operating income for the third quarters of 2000 and 1999 was $3.6 million and, as a percentage of sales, was 22% and 23%, respectively. Operating income was negatively impacted by a 15% strengthening of the U.S. dollar against applicable foreign currencies, with an effect of approximately $235,000 on operating income.

Fresh Mushrooms Segment

        (dollars in thousands)                                2000              1999          % Change
                                                              ----              ----          --------
        Sales                                                $5,247            $6,922            (24)
        Operating expenses                                    4,880             6,865            (29)
        Operating income                                        367                57            544

Fresh mushroom sales decreased during the current quarter to $5.2 million, as compared with $6.9 million for the corresponding period of 1999. This decrease was due to Quincy entering into the previously mentioned marketing arrangement to sell all of the mushrooms it produces directly from its harvesting area to an outside party. Since Quincy no longer provides such value-added enhancements as slicing and packaging, it receives a lower price per pound of mushrooms sold than when it distributed its commercially prepared products to wholesalers and retailers. Total pounds sold increased by 12% when compared with the corresponding 1999 quarter. Highly competitive market conditions continue in the southeastern United States and are expected to remain through 2000; however, one of the largest mushroom producers in the United States recently disclosed its plans to close four of its farms that produce an estimated 45 million pounds, in aggregate, annually.

Fresh mushrooms cost of sales was $3.7 million, or 70.8% of sales, for the third quarter of 2000, as compared with $5.5 million, or 79.6% of sales, for the corresponding 1999 quarter. This improvement was the result of the increase in pounds sold and the change in business structure related to the marketing arrangement. Fresh mushrooms operating income increased by 544% when compared with the corresponding 1999 quarter. When expressed as a percentage of sales, operating income for the current quarter was 7%.

RESULTS OF OPERATIONS (Nine Months Ended October 1, 2000 and October 3, 1999)

CONSOLIDATED REVIEW

Net Sales

         (dollars in thousands)                                 2000             1999            % Change
                                                                ----             ----            --------
         Net sales                                            $63,999          $65,642             (3)

Net sales for the nine months ended October 1, 2000 were $64.0 million, a 3% decrease when compared with the $65.6 million for the corresponding 1999 period. Four factors combined to create this decrease in sales. First, Quincy entered into a marketing arrangement in the first quarter of 2000 that changed its business structure, resulting in a $6.3 million decrease in sales. Operating income was not impacted by the structure change. After adjusting for the structure change, Quincy's sales would have increased by $1.4 million. Second, the first nine months of 2000 included $3.6 million in sales of Swayne, which was acquired in the fourth quarter of 1999. Third, the strengthening of the U.S. dollar had the effect of decreasing sales for the current period by approximately $5.5 million, when compared with the corresponding 1999 period. Last, sales increases, excluding Swayne, in the spawn and spawn product segment were $5.3 million. International sales for the current nine-month period were 48% of the total, as compared with 50% for the nine months ended October 3, 1999. The U.S. dollar was approximately 13% stronger at the end of the current period, relative to the company's applicable foreign currencies, than at the end of the first nine months of 1999.

Operating Costs and Expenses

        (dollars in thousands)                                  2000            1999          % Change
                                                                ----            ----          --------
        Cost of sales                                         $35,298          $38,561           (8)
        Selling, administration,                               16,242           15,653            4
              research and development
        Depreciation                                            4,079            4,088           --

The company's cost of sales, expressed as a percentage of sales, was 55.2% for the first nine months of 2000, as compared with 58.7% for the corresponding 1999 period. Improved margins at Quincy accounted for much of the consolidated improvement. The company expensed approximately $220,000 during the first nine months of 1999 in connection with the replacement of a blender that was removed from service at the Australian spawn facility. Selling, administration, research and development expenses increased to $16.2 million, or 25.4% of sales, as compared with $15.7 million, or 23.8% of sales, for the corresponding 1999 period. Most of the increase relates to five items recorded in the first quarter of 2000. First, the spawn products segment incurred a $0.2 million write-off of pre-construction costs associated with scope revisions and a management change in the company's Hungarian composting project. Second, a provision of $0.1 million was recorded for non-income-related state taxes, which should be a nonrecurring expense. Third, a charge of $0.1 million was recorded as an anticipated loss in the sale of a small mushroom farm that was acquired as part of the May 1998 purchase of International Mushrooms Ltd. Fourth, additional ongoing costs were incurred by operating the sales, administrative and research facilities of Swayne, which was acquired in November 1999. Last, Quincy realized recurring quarterly cost savings of $0.2 million related to wages, employee benefits, and general building overhead that were assumed by an outside party under the terms of the new marketing arrangement. Depreciation expense for the current nine-month period was $9,000 less than for the corresponding 1999 period.

Interest Expense

The company's net interest expense for the nine months ended October 1, 2000 was $2.0 million, 23% higher than the corresponding nine-month period of 1999. Most of this increase was due to a higher average borrowing level. The effective borrowing rate for the current period was 6.9%, as compared with 6.5% for the first nine months of 1999.

Income Tax Expense

The effective income tax rate was 29% for the first nine months of 2000, as compared with 27% for the corresponding 1999 period. The increase in U.S. earnings for the period had the effect of increasing the consolidated income tax rate.

BUSINESS SEGMENTS

Spawn Products Segment

        (dollars in thousands)                                 2000              1999         % Change
                                                               ----              ----         --------
        Sales, including intersegment                        $48,302           $44,956            7
        Operating expenses                                    38,521            35,785            8
        Operating income                                       9,781             9,171            7

Net sales of spawn and spawn-related products increased by 7% to $48.3 million for the nine-month period ended October 1, 2000. Spawn product sales volume increased by 17%, with a 39% increase in the Americas and a 5% increase in overseas markets. Much of the Americas increase was due to the acquisition of Swayne in the fourth quarter of 1999. The company also had significant volume increases in the Netherlands, Italy, and France. The overseas U.S. dollar equivalent selling price was 12% lower during the current nine-month period, due to the strengthening of the U.S. dollar. The average selling price in the Americas was 4% lower due to the inclusion of the sales of Swayne, which has an overall lower pricing structure, and the continued consolidation of the mushroom industry, as evidenced by the January 2000 acquisition of Vlasic Farms by a Canadian company. Sales of disease-control agents and nutritional supplements increased by 9% and accounted for 14% of consolidated net sales, as compared with 13% of consolidated net sales for the corresponding period of 1999.

Operating expenses were $38.5 million for the first nine months of 2000. Within operating expenses, cost of sales was $23.1 million, or 49.8% of sales, as compared with $21.4 million, or 49.6% of sales, for the corresponding 1999 period. The remaining operating expenses increased by 7% to $15.5 million for the nine months ended October 1, 2000. The increase in other expenses related primarily to three items. First, the segment incurred a $0.2 million write-off of pre-construction costs associated with scope revisions and a management change in the company's Hungarian composting project. Second, a provision of $0.1 million was recorded for non-income-related state taxes. This should be a nonrecurring expense. Third, additional ongoing costs were incurred by operating the sales, administrative and research facilities of Swayne, which was acquired in November 1999.

Operating income for the first nine months of 2000 and the first nine months of 1999 was 20% of sales. Operating income for the 2000 nine-month period was negatively impacted by a 12% strengthening of the U.S. dollar against applicable foreign currencies, as compared with the corresponding 1999 period, with an effect of $600,000 on operating income.

Fresh Mushrooms Segment

        (dollars in thousands)                                 2000              1999         % Change
                                                               ----              ----         --------
        Sales                                                $16,681           $21,610          (23)
        Operating expenses                                    15,059            20,703          (27)
        Operating income                                       1,622               907           79

Fresh mushroom sales decreased by 23% to $16.7 million for the first three quarters of 2000, as compared with $21.6 million for the corresponding period of 1999. This decrease was due to Quincy entering into the previously mentioned marketing arrangement to sell all of the mushrooms it produces directly from its harvesting area to an outside party. Since Quincy no longer provides such value-added enhancements as slicing and packaging, it receives a lower price per pound of mushrooms sold than when it distributed its commercially prepared products to wholesalers and retailers. Total pounds sold increased by 8% when compared with the corresponding 1999 nine-month period.

Fresh mushroom cost of sales for the nine months of 2000 was $11.3 million, or 67.5% of sales, as compared with $16.3 million, or 75.3% of sales, for the corresponding 1999 period. This 10% improvement was the result of the increase in pounds sold and the change in business structure related to the marketing arrangement. Fresh mushroom operating income increased by 79% when compared with the corresponding 1999 period. When expressed as a percentage of sales, operating income for the nine months ended October 1, 2000 was 10%, as compared with 4% for the nine months ended October 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended October 1, 2000 was $8.7 million, as compared with $9.7 million for the corresponding period of 1999. The $1.0 million decrease was attributable to the timing of some payments. During the first nine months of 2000, more cash was expended, as compared with the corresponding 1999 period, in satisfying construction invoices and employee compensation and benefit payments that had been accrued at the prior year-end. In addition, the payment timing of non-income-related taxes, primarily overseas, and insurance premiums was attributable to the increase in prepaid expenses and other assets.

Cash used by investing activities was $4.7 million for the nine months ended October 1, 2000, as compared with $5.7 million used during the corresponding period of 1999. Most of the decrease was due to the receipt of proceeds from the sale of Quincy's packaging and distribution equipment and of a small Irish mushroom farm that was ancillary to a 1998 acquisition. Most of the capital expenditures during the first nine months of 2000 were for growth opportunities in Ireland and Canada, expanded U.S. research and development facilities and replacement of chilling equipment at Quincy. Net capital expenditures in 2000 are expected to total between $6.0 million and $8.0 million for existing operations, with additional expenditures, as required, for acquisitions or new initiatives.

The company has plans to expand its North American spawn and bioproducts operations. The cost to renovate the recently acquired Canadian spawn plant and expand the existing Dayton, Nevada spawn production facility is expected to be approximately $3.15 million. The cost for the bioproducts facility is expected to be approximately $3.3 million. Additionally, the company has plans to construct two $0.5 million satellite mushroom growing facilities.

The company routinely assesses its requirements for additional capital investments as it experiences continued growth in its operations. The company believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $19.9 million as of October 1, 2000. Term debt and revolving debt decreased by $4.5 million during the nine months ended October 1, 2000, as compared with an increase of $4.2 million during the corresponding period of 1999. Most of this decrease was due to positive cash flows from operations after capital additions and share purchases. During 1999, additional borrowings were necessary to support share purchases of $6.9 million.

During the first nine months of 2000, the company purchased 99,400 shares of Sylvan common stock at an average price of $9.66 per share. By comparison, 608,100 shares were purchased during the first nine months of 1999 at an average price of $11.27 per share. Management expects to continue the purchase program, subject to the existence of price and share availability conditions that make such purchases financially beneficial and appropriate.

EURO CURRENCY

Sylvan does not believe that the conversion to the Euro from existing local currencies has a material impact on its business or financial condition.

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


Date: October 31, 2000                            SYLVAN INC.


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