Form 10-K405
period 2000-12-31
SYLVAN INC
filed 2001-03-23
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 2001 was approximately $34,871,200. On that date, the last sale price of registrant's common stock was $10.25 per share. Solely for purposes of this calculation, shares beneficially owned by directors and executive officers have been excluded. However, such exclusion is not intended to be, nor is it to be deemed, a determination or an admission by the registrant that such directors and officers are, in fact, affiliates of the registrant.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2001.

                                                         Outstanding on
                  Class                                 February 28, 2001
                  -----                                 -----------------
 COMMON STOCK, PAR VALUE $.001 PER SHARE                    5,514,919

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                  Part of Form 10-K into which
                    Document                      the Document is Incorporated
                    --------                      ----------------------------
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

Sylvan operates in two reportable business segments. It is the leading worldwide producer of mushroom spawn (the equivalent of seed for mushrooms) and a major distributor of a variety of other value-added products and services for use by mushroom growers. The company is also an important U.S. producer of fresh mushrooms. Its growth strategy calls for devoting increased capital and management resources to supplying its spawn and related products and services to suitable markets throughout the world and leveraging its production technology for products outside of the mushroom industry.

Spawn Operations: Spawn products accounted for 75% of the company's total sales in 2000 and 86% of its operating income. Spawn is produced by a process whereby carefully maintained mushroom cultures are introduced into specific nutrient media to produce inoculum suitable for commercial spawn production. The inoculum is then combined with a sterile, grain-based substrate in a manner that promotes the colonization of the mushroom cultures throughout the substrate. The resulting culture-enriched substrate is measured into sterilized containers and the filled containers are incubated in environmentally controlled growing rooms. Once the incubation is complete, the containers are refrigerated until they are shipped to customers who then initiate their crop production cycle by adding this seed-like material to the composted growing medium from which the mushrooms grow.

The company conducts its operations through subsidiaries in the United States, Europe, Australia and South Africa, and is a leading producer and distributor of mushroom spawn and various spawn-related products in each of the markets in which it has a presence. End-stage spawn production in most of the company's manufacturing facilities takes place in specialized pressure vessels in plants that are operated pursuant to rigorous quality-control standards. Three plants are located in the United States and one each in England, Ireland, the Netherlands, France, Hungary, Australia and South Africa. Sylvan's Dutch and Australian plants function under arrangements whereby certain prominent mushroom growers in each respective country possess minority ownership of the operating company.

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

The company's production experience and research capabilities lend themselves to a variety of commercially viable microbial production applications. Sylvan is supplying a Japanese company with dried Agaricus mushrooms for use in a beverage that is marketed in the Far East and it collaborates with chemical, biotechnological and pharmaceutical companies for the purpose of evaluating and promoting its capabilities beyond the mushroom industry. The value of backlog orders for biological products is insignificant.

Fresh Mushroom Operations: The mushrooms segment of Sylvan's business accounted for 25% of the company's total sales in 2000 and 14% of its operating income. Sylvan operates a mushroom farm located in Quincy, Florida, which is one of the most modern and efficient mushroom production operations in North America. It serves a strategic role for Sylvan as a resource for production process innovations. The facility includes an advanced computer-controlled production system with which compost is processed more efficiently than with conventional systems. The mushrooms produced through mid-January 2000 were sold to supermarkets, food processors and distributors principally in the mid-eastern and southeastern United States. Effective January 16, 2000, all of Quincy's mushrooms were sold to a leading U.S. mushroom marketing organization that packages and distributes them throughout the eastern United States.

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

PERSONNEL

On December 31, 2000, Sylvan had approximately 964 full-time employees, of whom about 798 were engaged in production activities and 166 in supervision, sales and administration. On January 2, 2000, Sylvan had approximately 995 full-time employees, of whom about 814 were engaged in production activities and 181 in supervision, sales and administration.

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

MAJOR CUSTOMER

Most of Sylvan's fresh mushrooms segment sales in 2000 were to one customer. C And C Carriage Mushroom Company became the sole purchaser and marketer of Quincy's mushrooms beginning in January 2000. The $20.8 million of fresh mushrooms that C And C purchased from Quincy represented 24% of Sylvan's consolidated net sales. C And C is not affiliated with Sylvan or any of its subsidiaries and the purchase and marketing arrangement carries an initial term of five years.

COMPETITIVE CONDITIONS

Spawn and Spawn-Related Products: Sylvan believes that there are seven firms in the United States and three firms in Canada that produce and market almost all of the spawn used by North American mushroom growers. Among these firms, Sylvan's principal North American competitor is Lambert Spawn Company. In addition, Amycel, Inc. (a division of Monterey Mushrooms, Inc.) is a major spawn producer in the United States, but much of its production is consumed by its mushroom production affiliates. Sylvan believes that its principal European competitors are Italspawn and Le Lion. In addition, numerous smaller spawn producers operate in the United States, Canada and in almost every European country. Sylvan competes in the spawn market with strict quality, consistency and reliability standards and through its availability of broad-based, post-sale product support services to mushroom growers. Sylvan has, and is further developing, the network by which it distributes its products and services throughout the world.

Fresh Mushrooms: Sylvan believes that currently the top producer of mushrooms in the United States is Monterey Mushrooms, Inc. Sylvan's production levels are comparable to those of a group of 12 regional producers of substantial size. The balance of the U.S. industry is fragmented, comprised of about 135 smaller producers throughout the country. Quality, supply consistency and price are the principal competitive factors in the mushroom business. Although brand names have been established, competition is principally at the grocery retailer or wholesaler level, rather than at the consumer level. Many mushroom farms have entered into marketing agreements concentrating the ability to market the production. Sylvan believes that currently five to seven marketing organizations coordinate the sales of more than 50% of the North American fresh mushroom market. Competition outside of North America is characterized primarily by the importation of processed mushroom products into the United States and Canada. However, processed mushrooms are not a material factor in Sylvan's current operations because Sylvan's mushrooms compete primarily in the fresh mushroom market. Due to the fragility of fresh mushrooms, Sylvan believes that the fresh mushroom market in the United States is somewhat protected from direct non-North American competition. Fresh mushrooms have limited shelf life, which, together with the relatively high cost of refrigerated transportation, causes markets to be regional in nature. However, for the same reasons, imbalances of supply and demand, from time to time, can and do induce price fluctuations.

Money's Mushrooms, Ltd., a Canadian company that operated eight mushroom farms in the United States, was one of the top two producers of mushrooms in 2000. However, in November 2000, its U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and initiated the closure of four of the eight farms. Most of Money's operating assets have been offered for sale in connection with the ongoing bankruptcy proceedings.

SEASONALITY

Spawn and spawn-related product sales are not seasonal, except to the extent that they correlate to a mushroom grower's expectations of consumer demand for mushrooms. Since mushrooms are grown indoors, mushroom production is not particularly sensitive to many of the problems normally associated with agricultural crops, such as production seasonality and dependence on weather. However, mushrooms are susceptible to bacterial, fungal and viral contamination that can reduce yields and affect sales and earnings for periods of weeks or months. In addition, mushroom prices are typically softened by the increased availability of a variety of fresh fruits and vegetables during the summer months.

RESEARCH

In 2000, Sylvan's research and development expenditures totaled $1.8 million, as compared with $1.6 million in 1999 and $1.7 million in 1998. These expenditures were focused on improving the consistency, reliability and customer satisfaction for the company's existing products, the development of new products, and the support of Sylvan's emerging bioproducts operations. The company also utilizes contracted research efforts for specific studies that may be commercially useful, but fall outside of the scope of its expertise or capabilities. None of these projects currently constitute a material proportion of the company's ongoing business.

PATENTS

The company does not believe that its ability to maintain or improve its competitive position is dependent upon its patents. However, the company holds several non-U.S. patents that cover a process and apparatus for the cultivation of cells on solid substrates. The patents were issued in various years from 1982 to 1986. In addition, Sylvan was granted patents in 1994, 1996, 1997 and 1999 for several mushroom strains and for technologies and processes that facilitate mushroom breeding and may be capable of enhancing the company's strain development and improvement efforts. The company also holds two process patents relating to the production of its compost nutritional supplements. They were issued in 1988 and 1991.

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

FINANCIAL INFORMATION

Information regarding Sylvan's financial performance is set forth herein beginning on page 22.

ITEM 2.  PROPERTIES

The following table lists by business segment the locations and floor areas of Sylvan's principal operating properties. The company believes that each of these properties is in good condition and suitable for the purposes for which they are being utilized.

     SPAWN AND SPAWN-RELATED PRODUCTS SEGMENT
                                                                               Floor         Acquired/    Expanded/
                                                       Location              area (ft.2)    constructed   renovated
                                                       --------              ----------     -----------   ----------
        Spawn production:                   Kittanning, Pennsylvania            50,000          1981          1990
                                            Dayton, Nevada                      42,000          1992          1994
                                            Kennett Square, Pennsylvania        41,000          1999           -
                                            Langeais, France                   115,000          1991           -
                                            Yaxley, England                     74,000          1992          1995
                                            Horst, the Netherlands              54,500          1994          1997
                                            Budapest, Hungary                   26,200          1997           -
                                            Navan, Ireland                      26,000          1998          1999
                                            Pretoria, South Africa              15,500          1999           -
                                            Windsor, Australia                  12,000          1996           -

        Inoculum production and research:   Kittanning, Pennsylvania            18,000          1996           -
                                            Langeais, France                    15,000          1998           -

        Bioproducts production:             Cabot, Pennsylvania                 40,000          1994           -

        Quality assurance:                  Kittanning, Pennsylvania            20,000          1997           -

        Compost supplement production:      Des Moines, Iowa                    18,000          1997           -

        Mushroom casing production:         Budapest, Hungary                   16,000          2000           -


     FRESH MUSHROOMS SEGMENT

         Fresh mushroom production:         Quincy, Florida                    368,000          1981          1991

The spawn plants in the Netherlands and Australia are owned by the company along with joint venture partners in each country. The company owns all of its principal operating properties except for those in Cabot, Pennsylvania, Des Moines, Iowa, and Budapest, Hungary (mushroom casing production) that it leases. The company also leases several small administrative and/or sales offices in Pennsylvania and California and some supplemental cold storage facilities to serve several North American and overseas market areas. The spawn plants in England, Ireland and the Netherlands are the only properties that have been mortgaged. The mortgages collateralize various construction loans.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of the 2000 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the company indicating the positions and offices currently held by each person. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer and no family relationship exists among the company's officers and directors. The annual appointment of officers is scheduled to occur on June 8, 2001 at the organizational meeting of the board of directors, following the annual meeting of shareholders.

           Name               Age                Position
           ----               ---                --------
      Dennis C. Zensen         62   Chairman of the Board,
                                    President and Chief Executive
                                    Officer of Sylvan

      Donald A. Smith          39   Chief Financial Officer of Sylvan

      Fred Y. Bennitt          56   Secretary/Treasurer of Sylvan

      Monir K. Elzalaki        45   President of Sylvan America, Inc.

      Gregory J. Verhagen      40   President of Quincy Farms

      Gary D. Walker           53   President of Sylvan Bioproducts, Inc.

      Michael A. Walton        51   Managing Director of Sylvan's European
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

Mr. Bennitt has served as secretary/treasurer of Sylvan since April 1989. His service with Sylvan's predecessor company began in 1971.

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

Mr. Verhagen was appointed president of the company's Quincy Farms subsidiary in January 2000, having served as Quincy's general manager since May 1999. For the four years prior to that time, he served in various senior management positions for Money's Mushrooms, Ltd.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Sylvan's common stock trades on The Nasdaq Stock Market under the symbol "SYLN." Set forth below are the high and low sales prices for Sylvan's common stock for 2000 and 1999, as reported by The Nasdaq Stock Market.

       2000                  High Price                 Low Price
       ----                  ----------                 ---------
      1st Qtr.                10                          7 9/16
      2nd Qtr.                10 1/4                      7 15/16
      3rd Qtr.                10 3/4                      8 7/16
      4th Qtr.                10                          8

       1999                  High Price                 Low Price
       ----                  ----------                 ---------
      1st Qtr.                15                          9 3/4
      2nd Qtr.                11 13/16                    9 5/8
      3rd Qtr.                13                          9 7/8
      4th Qtr.                11 1/8                      7 7/8

(b)  Holders of Common Equity

At year-end 2000, there were approximately 1,950 shareholders of record of Sylvan common stock.

(c)  Dividends

Sylvan has never paid cash dividends and currently has a policy of retaining its earnings to fund operations, expansion and the purchase of treasury shares. The company's revolving credit agreement contains financial covenants that permit, but limit, the payment of dividends by Sylvan.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below are a Five-Year Summary of Selected Financial Data and Quarterly Results of Operations with respect to Sylvan.

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                              ---------------------------  Fiscal Year Ended  ---------------------------
(In millions except share data)                   2000           1999           1998            1997           1996
-------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
  Net sales                                   $     85.9     $     89.8     $     89.8      $     81.6     $     79.1
  Operating income                                  11.5           10.6           11.1            11.5           10.6
  Net income                                         6.7            6.1            6.3             6.5            7.8
  Net income per common share - basic               1.18           1.00           0.98            1.01           1.23 (a)
  Net income per common share - diluted             1.18           1.00           0.97            1.01           1.23 (a)
  Weighted average shares - basic              5,658,860      6,112,007      6,440,287       6,395,971      6,344,609
  Weighted average shares - diluted            5,665,974      6,130,694      6,533,740       6,406,544      6,354,379

BALANCE SHEET DATA:
  Total assets                                $    105.8     $    109.5     $    102.6      $     93.7     $     86.9
  Long-term debt and other
    long-term liabilities                           47.7           51.8           38.4            36.4           34.3
  Shareholders' equity                              49.5           47.2           50.3            44.0           41.2
  Working capital                                   23.0           22.8           18.9            16.9           12.7
  Net cash provided by operations                    9.7           13.0           10.2            10.4            6.4
  Cash dividends per common share                     --             --             --              --             --

---------------------

(a) See Notes 1 and 6 to the December 29, 1996 Consolidated Financial Statements regarding the settlement of certain postretirement medical and other benefit obligations.


                         QUARTERLY RESULTS OF OPERATIONS

                                                          First         Second           Third         Fourth
(Unaudited, in thousands except share data)             Quarter        Quarter         Quarter        Quarter
------------------------------------------------------------------------------------------------------------------
2000:
  Net sales                                           $   22,459     $   20,740      $   20,988     $   21,762
  Gross profit                                            10,184          9,229           9,290          9,310
  Net income                                               1,414          1,296           1,586          2,388
  Net income per common share - basic                       0.25           0.23            0.28           0.42
  Net income per common share - diluted                     0.25           0.23            0.28           0.42
  Weighted average shares - basic                      5,690,424      5,663,883       5,666,718      5,614,415
  Weighted average shares - diluted                    5,690,424      5,666,211       5,672,815      5,621,674

1999:
  Net sales                                           $   22,172     $   21,363      $   22,279     $   24,027
  Gross profit                                             9,167          8,740           9,174         10,038
  Net income                                               1,271          1,320           1,502          2,035
  Net income per common share - basic                       0.20           0.21            0.25           0.35
  Net income per common share - diluted                     0.20           0.21            0.25           0.35
  Weighted average shares - basic                      6,360,284      6,269,388       6,021,483      5,796,873
  Weighted average shares - diluted                    6,388,075      6,290,613       6,048,062      5,800,590

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS
                          COMPARISON OF 2000 WITH 1999

NET SALES

Net sales for 2000 were $85.9 million, a 4% decrease when compared with 1999 net sales of $89.8 million. This $3.9 million change is the result of increased spawn and spawn-related product sales, net of international currency translation fluctuations, and operational changes in the fresh mushrooms segment. International sales, as a percentage of net sales, decreased to 48% in 2000, as compared with 50% for 1999. During 2000, the U.S. dollar strengthened by 14%, on average, against the company's major foreign trading currencies. This had the effect of reducing net sales by $8.0 million, operating income by $0.9 million and the diluted earnings per share by approximately eleven cents.

Spawn and Spawn-Related Products: Net sales of spawn and spawn-related products were $63.9 million in 2000, a 5% increase when compared with net sales of $60.7 million for 1999. Excluding the effect of the strengthened U.S. dollar during 2000, the segment sales increased by 19% during the year. Overall spawn product sales volume increased 15%, with a 33% increase in the Americas, primarily due to the November 1999 Swayne acquisition, and a 5% increase in overseas markets. The overseas U.S. dollar equivalent selling price was 13% lower, primarily due to the strengthening of the U.S. dollar. The average selling price in the Americas was 4% lower than in 1999 due to the inclusion of the sales of the J.B. Swayne Spawn Company, which has an overall lower pricing structure. In addition, consolidation of the mushroom industry, as evidenced by the acquisition of Vlasic Farms by a Canadian company and the formation of regional marketing alliances, has generated increased volume discounts, resulting in a lower average net selling price. Sales of disease-control agents and nutritional supplements increased 10%, accounting for 15% and 13% of consolidated net sales for 2000 and 1999, respectively.

Fresh Mushrooms: Net sales of fresh mushrooms decreased during 2000 by 24% to $22.0 million. This decrease was due to two offsetting factors. First, marketing changes occurred within the fresh mushrooms segment beginning on January 16, 2000. On this date, Quincy entered into a marketing arrangement to sell all of the mushrooms directly from its harvesting area to a third party, which then packages and distributes the mushrooms on its own behalf. Since Quincy no longer performs value-added commercial enhancements, such as slicing and packaging, and does not distribute its products to wholesalers and retailers, it receives a lower price per pound of mushrooms sold. This new structure resulted in an $8.8 million decrease in sales. Second, during 2000 Quincy experienced improved production yields as compared with 1999, which provided an increase of 8% in the number of pounds sold. After adjusting for the effect of the marketing change, Quincy's sales would have increased by $1.7 million.

The United States Department of Agriculture reported little change in fresh mushroom sales in the United States for the 1999-2000 season, reflecting a 2% increase in pounds sold and a 1% decrease in the average selling price. The USDA crop reports also indicated that sales of processed mushrooms decreased by 3% in the 1999-2000 period over the 1998-1999 period.

COST OF SALES

The company's cost of sales, expressed as a percentage of net sales, was 55.8% for 2000 and 58.7% for 1999. Increased production efficiencies were realized in the fresh mushrooms segment, on a year-versus-year basis, due to higher production yields and the new marketing arrangement.

Spawn and Spawn-Related Products: The cost of sales, as a percentage of net sales, was 50.5% for 2000, as compared with 49.7% for 1999. The increase is due to two factors. First, the Swayne spawn production facility, which was acquired on November 30, 1999, was operational during all of 2000 versus one month in 1999. The production method at this facility has a much higher cost structure due to a more labor-intensive process. Second, the higher proportion of nutritional supplement and disease-control agent sales has a higher cost of sales percentage than spawn products. During 2000, the overall discard rate for spawn production was 5.8% as compared with 6.0% for 1999.

Fresh Mushrooms: The cost of sales percentage was 68.1% for 2000 and 75.2% for 1999. With the new marketing arrangement, mushrooms are sold directly from the harvesting area; therefore, Quincy is no longer performing commercial enhancement and distribution activities. Quincy also had improved yield efficiencies, spreading a growing area cost structure that is primarily fixed in nature over more pounds.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses, as a percentage of net sales, were 22.7% and 21.7% for 2000 and 1999, respectively. Most of this increase relates to three items recorded in the spawn segment during the first quarter of 2000: a write-off of pre-construction costs associated with scope revisions and a management change in the company's Hungarian composting project ($0.2 million), a loss on the sale of a small mushroom farm ($0.1 million) that was acquired as part of the May 1998 purchase of International Mushrooms Ltd., and a nonrecurring expense ($0.1 million) for non-income related taxes. In addition, ongoing costs have been incurred by operating the sales and administrative facilities of Swayne, which was acquired in November 1999.

The fresh mushrooms segment realized annual cost savings of $0.8 million related to wages, employee benefits, and general building overhead that were assumed by an outside party under the terms of the marketing arrangement.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by 11% in 2000 to $1.8 million, when compared with $1.6 million in 1999. Sylvan intends to devote a larger portion of its research and development expenditures to its Bioproducts operation in 2001 and beyond.

DEPRECIATION EXPENSE

Depreciation expense was $5.2 million in 2000, a 5% decrease over the $5.5 million reported for 1999. This change is primarily due to the strengthening of the U.S. dollar which had the effect of decreasing depreciation expense by $0.3 million.

INTEREST EXPENSE

Net interest expense for 2000 was $2.5 million, as compared with $2.2 million for 1999. The increase resulted from higher interest rates and higher average borrowings for 2000. The average effective borrowing rate for 2000 was 6.9%, as compared with 6.4% for 1999.

OTHER INCOME (EXPENSE)

The company reported a net $0.2 million other expense total for 2000. Most of this expense relates to foreign exchange losses on cross-currency intercompany transactions.

INCOME TAX EXPENSE

The company's overall effective tax rate for 2000 was 22%. This rate includes the $0.5 million net operating loss carryforward benefit from the merger of two subsidiaries. Excluding the effect of this benefit, the company's effective tax rate for 2000 was 28%, as compared with 26% for 1999. A higher effective tax rate is expected for 2001 because a larger portion of the company's taxable income is expected from U.S. operating units.


                              RESULTS OF OPERATIONS
                          COMPARISON OF 1999 WITH 1998

NET SALES

The 1999 net sales were $89.8 million, virtually equal to the 1998 net sales. International sales increased to 50% of total net sales from 48% in 1998. Increases in international sales expose the company to larger currency translation fluctuations. During 1999, the U.S. dollar strengthened by 6% on average against the company's major foreign trading currencies. This 1999 strengthening had the effect of reducing net sales by $3.3 million.

Spawn and Spawn-Related Products: Net sales of spawn and spawn-related products increased by 3% to $60.7 million when compared with net sales of $59.1 million for 1998. Part of this increase was due to higher sales from Sylvan's Bioproducts division. The strengthening of the U.S. dollar continued to mask Sylvan's overseas sales growth. All of the company's $3.3 million currency effect was within the spawn and spawn-related products segment. Overall spawn product sales volume increased by 5%, with a 2% increase in the Americas and a 7% increase in the company's overseas markets. Average spawn selling prices were 1% lower in the Americas in 1999 versus 1998, primarily due to the continued consolidation of the North American mushroom industry. The overseas average selling price decreased by 5% when compared with 1998, due to the strengthening of the U.S. dollar. Overseas local selling prices increased modestly over the prior-year levels. Sales of nutritional supplements and disease-control agents for 1999 were essentially equal to 1998 levels, and accounted for 13% of the company's total net sales.

Fresh Mushrooms: Net mushroom sales decreased by 5% to $29.2 million when compared with the $30.7 million for 1998. This decrease was the result of production inefficiencies, primarily during the first half of 1999, which reduced total pounds sold for the full-year 1999 by 4%. The average selling price per pound for 1999 decreased by 1% when compared with 1998. The percentage of total pounds sold to the fresh market in 1999 was 91%, slightly lower than the 92% in 1998. This percentage calculation fluctuates with variations in quality, availability of supply and other competitive conditions. In 1999, Quincy produced a lower percentage of high-quality mushrooms, which contributed to the lower fresh market percentage.

The United States Department of Agriculture reported a 6% increase in fresh mushroom sales in the United States for the 1998-99 season, reflecting a 5% increase in pounds sold. Average selling prices were comparable with the prior year. The USDA crop reports also indicated that sales of processed mushrooms increased by 15% in the 1998-99 period over the 1997-98 period.

COST OF SALES

Expressed as a percentage of net sales, the company's cost of sales was 58.7% for 1999, as compared with 59.0% for 1998. The 1999 decrease was caused primarily by improved production efficiencies in the fresh mushroom business in the second half of the year.

Spawn and Spawn-Related Products: The cost of sales percentage for 1999 was 49.7%, as compared with 48.6% for 1998. The increase was primarily due to a decreased margin on sales of nutritional supplements and disease-control agents. Sylvan's cost structure benefited from the opening of additional production capacity in South Africa, which eliminated the need to ship spawn from the Netherlands. The South African facility began production in the third quarter of 1999. Discard percentages in both North America and Europe were comparable with 1998. Sylvan's Australian facility experienced substantial improvement in its production discard rate due to the replacement of its blender in the first quarter of 1999.

Fresh Mushrooms: The cost of sales percentage was 75.2% for 1999, as compared with 76.4% for 1998. The decrease was due to production efficiency improvements that occurred primarily in the second half of 1999. The efficiencies contributed to production yield improvements, spreading a growing area cost structure that is primarily fixed in nature over more pounds.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were 21.7% of net sales for 1999, as compared with 20.8% for 1998. The higher 1999 percentage was due to higher levels of bad debt expense, the resumption of executive bonus payments, and the full-year inclusion of the 1998 acquisition of International Mushrooms Ltd. The company recorded a nonrecurring expense of $0.6 million in 1998 to reflect the settlement of two lawsuits.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by 8% in 1999 to $1.6 million, as compared with $1.7 million for 1998. Most of the decrease was due to the consolidation of some R&D functions within the company's European operations.

DEPRECIATION EXPENSE

The 1999 depreciation expense increased by 5% to $5.5 million, as compared with $5.3 million for 1998. The increase was a result of capital expenditures that totaled $7.7 million in 1999 and $8.2 million in 1998, diminished by the strengthening of the U.S. dollar.

INTEREST EXPENSE

Net interest expense for both 1999 and 1998 was $2.2 million. Sylvan had higher levels of average borrowing in 1999; however, the average effective interest rate decreased to 6.4%, as compared with 6.8% for 1998.

INCOME TAX EXPENSE

The company's effective income tax rate for 1999 and 1998 was 26%.


                         LIQUIDITY AND CAPITAL RESOURCES

Sylvan evaluates its liquidity and capital resources position by comparing its investment opportunities with its cash position, operating cash flow trends and credit availability. Available credit under the company's $55.0 million revolving credit agreement was $19.0 million as of December 31, 2000. The arrangement provides for a reduction of the total credit amount over a six-year period, with the first reduction to $50 million effective August 6, 2003.

Net cash provided by operating activities was $9.7 million in 2000, as compared with $13.0 million in 1999 and $10.2 million in 1998. The 1999 unusually high $13.0 million is not representative of cash flows from on-going operations because of events such as tax refunds received in several tax jurisdictions and changes in the funding of certain employee benefits. Sylvan's net investment in working capital (defined as the period-to-period change in the difference between current assets and current liabilities) increased by $0.2 million to $23.0 million, which was primarily comprised of accounts receivable and inventories. The decrease of cash provided from operating activities is attributable to the timing of payments during 2000, as compared with 1999, in satisfying construction invoices that had been accrued at the prior year-end.

Cash used by investing activities was $6.2 million for 2000, as compared with $12.2 million and $9.8 million during 1999 and 1998, respectively. Most of the decrease in 2000, as compared with the two previous years, resulted from no acquisition activity. During 2000, the company made an earn-out payment of $0.1 million related to the Swayne acquisition. Cash paid for the Swayne acquisition in 1999 was $4.6 million and cash paid for International Mushrooms Ltd. in 1998 was $1.6 million. Capital expenditures, net of proceeds from the sale of assets, totaled $6.1 million in 2000, $7.7 million in 1999, and $8.2 million in 1998. Most of the decrease in capital expenditures between 2000 and 1999 was due to the receipt of proceeds from the sale of Quincy's packaging and distribution equipment ($270,000) and of a small Irish mushroom farm that was ancillary to a 1998 acquisition ($435,000). During 2000, $3.4 million was spent on growth opportunities and $3.6 million was expended on maintenance capital. The growth capital expenditures for 2000 included a production expansion in Ireland ($633,000), partial expenditures for a Canadian production facility ($423,000), expanded U.S. research and development facilities ($790,000) and replacement of chilling equipment at Quincy ($537,000). Net capital expenditures in 2001 are expected to total between $6 million and $8 million for existing operations, with additional expenditures as required for any acquisitions or new initiatives.

During 2000, cash of $5.2 million was used in financing activities, as compared with $1.4 million and $0.1 million provided by financing activities during 1999 and 1998, respectively. During 2000, the company purchased 215,235 shares of Sylvan stock at an average price of $9.37 per share. By comparison, 716,900 and 109,425 shares were purchased at average prices of $10.95 and $13.94 during 1999 and 1998, respectively. Management expects to continue the purchase program during 2001, subject to price and share availability conditions that make such purchases financially beneficial and appropriate.

Term debt and revolving credit obligations decreased by $3.3 million in 2000, compared with increases of $8.9 million in 1999 and $1.1 million in 1998. Most of the decrease in 2000 related to the positive cash flows of operations in excess of capital additions and Sylvan share purchases. Most of the increase in 1999 related to the acquisition of Swayne and the purchase of Sylvan stock, offset by the positive cash flow of operations after capital additions. The company routinely assesses its requirements for additional capital investments as it experiences continued growth in its operations. The revolving credit facility and net operating cash flows are expected to provide sufficient funding for projected 2001 expenditures.

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

Sylvan believes that its most significant financial instrument rate exposure relates to its activities in the Netherlands. As of December 31, 2000, the net fair value liability of Dutch guilder denominated financial instruments was approximately $4.7 million. The potential fair value loss of a hypothetical 10% adverse change in the currency exchange rate would be approximately $470,000.

Interest Rate Risk: The company is subject to market risk from exposure to changes in interest rates based on its financing practices. This risk is managed by entering into a variety of financial instruments to maintain a desired level of exposure. The net fair value liability at December 31, 2000 of all financial instruments subject to interest rate exposures was approximately $36.0 million. The table below provides information about the company's financial instruments that are sensitive to interest rates. For debt obligations, the table presents principal cash flow and related weighted average interest rates according to their expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates according to their expected maturity dates. Weighted average interest rates are based on the LIBOR rate in effect at the reporting date. No future rate assumptions have been made.

                                      Expected Maturity Date for Periods Ended December 31,
                               -----------------------------------------------------------------------
                               2001        2002         2003         2004         2005      Thereafter    Total      Fair Value
                               ----        ----         ----         ----         ----      ----------    -----      ----------
(In thousands)

Liabilities
Long-term debt
   Fixed rate                $   192     $ 2,612      $   158       $  88        $  451      $   528     $ 4,029       $ 4,029

   Average interest rate        7.52%       6.93%        7.41%       5.30%         6.68%        6.20%
   Variable rate                   -           -            -           -             -      $36,034     $36,034       $36,034
   Average interest rate           -           -            -           -             -         7.47%
Interest rate swaps
   Fixed-to-variable rate    $ 5,000     $ 5,000                                             $10,000     $20,000       $    84
   Average pay rate             6.43%       5.02%                                               5.48%       5.60%
   Average receive rate         6.62%       6.62%                                               6.62%


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time in this report, references are made to expectations regarding future performance of the company. Investors must recognize that events could turn out to be significantly different from what is expected. The following factors, among others, in some cases have affected and in the future could affect the company's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements: o pricing or product initiatives of the company's competitors; o changes in exchange risks with respect to currencies used in the company's markets; o the loss of key executives or other employees of the company; o failure to achieve production yield and quality expectations; o the loss of a major customer and; o changes in a specific country's or region's political or economic conditions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is set forth as Exhibits beginning on page 19.


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

     (3).  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     3.3 Articles of Incorporation of S. F. Nevada, Inc., previously filed as Exhibit 3.3 on November 12, 1999 with the company's Form 10-Q Quarterly Report for the period ended October 3, 1999 and incorporated herein by reference

     3.4 Articles of Merger of S. F. Nevada, Inc. and Sylvan Foods Holdings, Inc. with exhibit, previously filed as Exhibit 3.4 on November 12, 1999 with the company's Form 10-Q Quarterly Report for the period ended October 3, 1999 and incorporated herein by reference

     3.5 Bylaws, previously filed as Exhibit 3.5 on November 12, 1999 with the company's Form 10-Q Quarterly Report for the period ended October 3, 1999 and incorporated herein by reference

               Compensation Plans and Arrangements

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

     10.2.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, previously filed as Exhibit 10.1 on November 10, 1998 with Sylvan's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.2 Revolving Credit Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the amount of $25,000,000, previously filed on November 10, 1998 as Exhibit 10-2 with the company's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.3 Revolving Credit Note, dated August 6, 1998, payable to ABN AMRO Bank, Pittsburgh Branch, in the amount of $25,000,000, previously filed on November 10, 1998 as Exhibit 10-3 with the company's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.4 Promissory Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the amount of $5,000,000, previously filed on November 10, 1998 as Exhibit 10-4 with the company's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.5 Mellon Global Cash Management ABS Agreement, dated August 6, 1998, by and between Sylvan Inc. and Mellon Bank, N.A., previously filed on November 10, 1998 as Exhibit 10-5 with the company's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.6 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan Inc. and Mellon Bank, N.A., previously filed on November 10, 1998 as Exhibit 10-6 with the company's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.7 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan Foods, Inc. and Mellon Bank, N.A., previously filed on November 10, 1998 as Exhibit 10-7 with the company's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.8 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan America, Inc. (a Pennsylvania corporation) and Mellon Bank, N.A., previously filed on November 10, 1998 as
               Exhibit 10-8 with the company's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.9 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan America, Inc. (a Nevada corporation) and Mellon Bank, N.A., previously filed on November 10, 1998 as Exhibit 10-9 with the company's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.10 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Quincy Corporation and Mellon Bank, N.A., previously filed on November 10, 1998 as Exhibit 10-10 with the company's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.11 Index of Other Exhibits to the Revolving Credit Agreement, previously filed on November 10, 1998 as Exhibit 10.11 with Sylvan's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.4.1 Asset Purchase Agreement, dated November 30, 1999, by, between and among J. B. Swayne Spawn Company, John B. Swayne, III and Worthington Holdings, Inc., previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.4.2 Index of Exhibits to the Asset Purchase Agreement referenced above, previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.5.1 Agreement, dated January 14, 2000, by and between C And C Carriage Mushroom Co., t/a Modern Sales Company, and Quincy Corporation, previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.5.2 Index of Exhibits to the C And C Agreement referenced above, previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.40 Collective Bargaining Agreement, dated January 21, 2001, between Quincy Corporation and the United Farm Workers of America, AFL-CIO

     11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein

     21        Subsidiaries of the Registrant


(B)      REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March 2001.


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

          Signature                         Title                         Date
          ---------                         -----                         ----
/s/   DENNIS C. ZENSEN             Chairman of the Board of          March  7, 2001
------------------------------     Directors, President and          ---------------
Dennis C. Zensen                   Chief Executive Officer
                                   (Principal Executive Officer)


/s/  DONALD A. SMITH               Chief Financial Officer           March  7, 2001
------------------------------     (Principal Financial and          ---------------
Donald A. Smith                    Accounting Officer)


/s/   WILLIAM L. BENNETT           Director                          March  7, 2001
------------------------------                                       ---------------
William L. Bennett


/s/   MONIR K. ELZALAKI            President, Sylvan America, Inc.   March  7, 2001
------------------------------     Director                          ---------------
Monir K. Elzalaki


/s/   VIRGIL H. JURGENSMEYER       Director                          March  7, 2001
------------------------------                                       ---------------
Virgil H. Jurgensmeyer


/s/   NELSON OBUS                  Director                          March  7, 2001
------------------------------                                       ---------------
Nelson Obus


/s/   DONALD T. PASCAL             Director                          March  7, 2001
------------------------------                                       ---------------
Donald T. Pascal

              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


Exhibit No.                             Description                                                          Page No.
-----------                             -----------                                                          --------
              Consent of Independent Public Accountants                                                        21

              Report of Independent Public Accountants                                                         22

              Consolidated Balance Sheets at December 31, 2000 and January 2, 2000                             23

              Consolidated Statements of Income for the Years Ended
              December 31, 2000, January 2, 2000 and January 3, 1999                                           25

              Consolidated Statements of Changes in Shareholders' Equity
              for the Years Ended December 31, 2000, January 2, 2000 and January 3, 1999                       26

              Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2000, January 2, 2000 and January 3, 1999                                           27

              Notes to Consolidated Financial Statements                                                       28

              Schedule II - Valuation and Qualifying Accounts for the Years
              Ended December 31, 2000, January 2, 2000 and January 3, 1999                                     43

              Report of Independent Public Accountants on Financial Statement
              Schedule                                                                                         44

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

   3.4        Articles of Merger of S. F. Nevada, Inc. and Sylvan Foods Holdings, Inc. with exhibit            (a)

   3.5        Bylaws                                                                                           (a)

   10.1.2     Sylvan Foods, Inc. Target Benefit Annuity Purchase Plan                                          (b)

   10.1.3     Sylvan Foods Holdings, Inc. 1993 Stock Option Plan for Nonemployee Directors                     (c)

   10.12      Sylvan Inc. 1990 Stock Option Plan, as amended and restated                                      (a)

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

   10.2.9     Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Sylvan America, Inc. (a Nevada corporation) and Mellon Bank, N.A.                                (d)

   10.2.10    Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Quincy Corporation and Mellon Bank, N.A.                                                         (d)

   10.2.11    Index of Other Exhibits to the Revolving Credit Agreement referenced in Exhibit 10.2.1           (d)

   10.4.1     Asset Purchase Agreement, dated November 30, 1999, by, between and among
              J.B. Swayne Spawn Company, John B. Swayne, III and Worthington Holdings, Inc.                    (e)

   10.4.2     Index of Exhibits to the Asset Purchase Agreement referenced in Exhibit 10.4.1                   (e)

   10.5.1     Agreement, dated January 14, 2000, by and between C And C Carriage
              Mushroom Co., t/a Modern Sales Company and Quincy Corporation                                    (e)

   10.5.2     Index of Exhibits to the Agreement referenced in Exhibit 10.5.1                                  (e)

   10.40      Collective Bargaining Agreement, dated January 21, 2001, between Quincy Corporation
              and the United Farm Workers of America, AFL-CIO                                                  45

   21         Subsidiaries of the Registrant                                                                   63

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

     (e) This exhibit was previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and is incorporated herein by reference.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference in Sylvan Inc.'s Form 10-K of our reports dated February 2, 2001 included or incorporated by reference in the Company's previously filed registration statements on Form S-8 (No. 33-46797 and No. 33-86332), including the prospectuses therein, relating to the Company's 1990 Stock Option Plan and on Form S-8 (No. 33-83962), including the prospectus therein, relating to the Company's 1993 Stock Option Plan for Nonemployee Directors.

                                             /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
March 23, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Sylvan Inc.:

We have audited the accompanying consolidated balance sheets of Sylvan Inc. (a Nevada corporation) and Subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sylvan Inc. and Subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                             /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
February 2, 2001

                          SYLVAN INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                                December 31,        January 2,
                                  ASSETS                                            2000               2000
                                                                                  ---------          ---------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   5,371          $   7,601
     Trade accounts receivable, net of allowance for doubtful
       accounts of $497 and $826, respectively                                       12,740             12,347
     Inventories                                                                     10,398             10,110
     Prepaid income taxes and other expenses                                          1,420              1,537
     Other current assets                                                             1,634              1,621
                                                                                  ---------          ---------

                  Total current assets                                               31,563             33,216
                                                                                  ---------          ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land and improvements                                                            3,693              3,028
     Buildings                                                                       35,540             35,007
     Equipment                                                                       48,072             48,605
                                                                                  ---------          ---------
                                                                                     87,305             86,640

     Less- Accumulated depreciation                                                 (34,769)           (32,391)
                                                                                  ---------          ---------

                  Total property, plant and equipment, net                           52,536             54,249
                                                                                  ---------          ---------

INTANGIBLE ASSETS, net of accumulated amortization of
     $2,925 and $2,449, respectively                                                 11,899             12,797

OTHER ASSETS, net of accumulated amortization of $407
     and $316, respectively                                                           9,776              9,233
                                                                                  ---------          ---------

TOTAL ASSETS                                                                      $ 105,774          $ 109,495
                                                                                  =========          =========






         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)


                                                                December 31,        January 2,
         LIABILITIES AND SHAREHOLDERS' EQUITY                       2000               2000
                                                                 ---------          ---------
CURRENT LIABILITIES:
     Current portion of long-term debt                           $     192          $     418
     Accounts payable - trade                                        4,108              4,647
     Accrued salaries, wages and employee benefits                   2,653              2,970
     Other accrued liabilities                                         896              1,703
     Income taxes payable                                              690                697
                                                                 ---------          ---------

                  Total current liabilities                          8,539             10,435
                                                                 ---------          ---------

LONG-TERM AND REVOLVING-TERM DEBT                                   39,871             43,544
                                                                 ---------          ---------

OTHER LONG-TERM LIABILITIES:
     Other employee benefits                                         1,056              1,053
     Other                                                           5,215              5,826
                                                                 ---------          ---------

                  Total other long-term liabilities                  6,271              6,879
                                                                 ---------          ---------

MINORITY INTEREST                                                    1,559              1,413

SHAREHOLDERS' EQUITY:
     Common stock, voting, par value $.001, 10,000,000
       shares authorized, 6,681,601 and 6,671,601 shares
       issued in 2000 and 1999, respectively                             7                  7
     Additional paid-in capital                                     16,885             16,801
     Retained earnings                                              54,467             47,785
     Less-Treasury stock, at cost, 1,156,682 and 966,765
       shares in 2000 and 1999, respectively                       (11,917)           (10,166)
                                                                 ---------          ---------
                                                                    59,442             54,427

     Cumulative translation adjustment                              (9,908)            (7,203)
                                                                 ---------          ---------

                  Total shareholders' equity                        49,534             47,224
                                                                 ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 105,774          $ 109,495
                                                                 =========          =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                        (in thousands except share data)


                                                         2000                 1999                 1998
                                                     -----------          -----------          -----------
Net Sales                                            $    85,947          $    89,841          $    89,795
                                                     -----------          -----------          -----------

Operating Costs and Expenses:
     Cost of sales                                        47,937               52,722               52,989
     Selling and administrative                           19,500               19,474               18,710
     Research and development                              1,763                1,583                1,717
     Depreciation                                          5,233                5,506                5,268
                                                     -----------          -----------          -----------

                                                          74,433               79,285               78,684
                                                     -----------          -----------          -----------

Operating Income                                          11,514               10,556               11,111

Interest Expense, Net                                      2,529                2,231                2,170

Other Income (Expense)                                      (155)                  (1)                (116)
                                                     -----------          -----------          -----------

Income Before Income Taxes                                 8,830                8,324                8,825
                                                     -----------          -----------          -----------

Provision for Income Taxes:
       Current                                             2,206                1,823                1,935
       Deferred                                             (226)                 308                  344
                                                     -----------          -----------          -----------
                                                           1,980                2,131                2,279

Income Before Minority Interest in Income of
   Consolidated Subsidiaries                               6,850                6,193                6,546
                                                     -----------          -----------          -----------

Minority Interest in Income of Consolidated
   Subsidiaries                                              168                   65                  209
                                                     -----------          -----------          -----------

Net Income                                           $     6,682          $     6,128          $     6,337
                                                     ===========          ===========          ===========

Weighted Average Number of Common Shares               5,658,860            6,112,007            6,440,287
                                                     ===========          ===========          ===========
Weighted Average Number of Common and
   Common Equivalent Shares                            5,665,974            6,130,694            6,533,740
                                                     ===========          ===========          ===========

Net Income Per Share - Basic                         $      1.18          $      1.00          $      0.98
                                                     ===========          ===========          ===========
Net Income Per Share - Diluted                       $      1.18          $      1.00          $      0.97
                                                     ===========          ===========          ===========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        (in thousands except share data)


                                                                                                  Accumulated
                                                     Additional                                      Other          Total
                                         Common       Paid-In        Retained        Treasury    Comprehensive   Shareholders'
                                         Stock        Capital        Earnings         Stock         Deficit         Equity
                                         -----        -------        --------         -----         -------         ------
BALANCE, December 28, 1997               $    7       $ 15,638        $35,320       $   (792)       $(6,182)       $ 43,991

  Net income                                 --             --          6,337             --             --           6,337

  Foreign currency translation
    adjustment                               --             --             --             --            910             910
  Minimum pension liability
    adjustment                               --             --             --             --           (253)           (253)
                                         ------       --------        -------       --------        -------        --------
     Comprehensive income                                                                                             6,994

  Exercise of 47,417 stock options
    and stock option compensation
    expense                                  --            805             --             --             --             805
  Purchase of treasury stock                 --             --             --         (1,526)            --          (1,526)
                                         ------       --------        -------       --------        -------        --------

BALANCE, January 3, 1999                      7         16,443         41,657         (2,318)        (5,525)         50,264

  Net income                                 --             --          6,128             --             --           6,128

  Foreign currency translation
    adjustment                               --             --             --             --         (5,081)         (5,081)
  Minimum pension liability
    adjustment                               --             --             --             --          3,403           3,403
                                         ------       --------        -------       --------        -------        --------
     Comprehensive income                                                                                             4,450

  Exercise of 34,400 stock options           --            358             --             --             --             358
  Purchase of treasury stock                 --             --             --         (7,848)            --          (7,848)
                                         ------       --------        -------       --------        -------        --------

BALANCE, January 2, 2000                      7         16,801         47,785        (10,166)        (7,203)         47,224

  Net income                                 --             --          6,682             --             --           6,682

  Foreign currency translation
    adjustment                               --             --             --             --         (2,705)         (2,705)
                                         ------       --------        -------       --------        -------        --------
     Comprehensive income                                                                                             3,977
  Exercise of 10,000 stock options
    and compensation expense                 --            104             --             53             --             157
  Purchase of treasury stock                 --             --             --         (2,017)            --          (2,017)
  Issuance of treasury stock                 --            (20)            --            213             --             193
                                         ------       --------        -------       --------        -------        --------

BALANCE, December 31, 2000               $    7       $ 16,885        $54,467       $(11,917)       $(9,908)       $ 49,534
                                         ======       ========        =======       ========        =======        ========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                         2000             1999              1998
                                                                       -------          --------          --------
CASH FLOWS FROM OPERATIONS:
   Net income                                                          $ 6,682          $  6,128          $  6,337
   Adjustments to reconcile net income to net cash provided by operations-
      Depreciation and amortization                                      5,998             6,226             6,107
      Employee benefits                                                   (193)              706            (1,488)
      Trade accounts receivable                                           (183)             (248)            1,557
      Inventories                                                         (697)             (562)             (757)
      Prepaid expenses and other assets                                   (900)             (427)             (810)
      Accounts payable, accrued expenses and other liabilities          (1,072)             (860)           (1,311)
      Minority interest                                                    319               111               302
      Other                                                               (212)            1,879               285
                                                                       -------          --------          --------
              Net cash provided by operations                            9,742            12,953            10,222
                                                                       -------          --------          --------

CASH FLOWS FROM INVESTING:
   Expenditures for property, plant and equipment                       (7,012)           (7,813)           (8,291)
   Proceeds from sale of fixed assets                                      908               144                96
   Payment for acquisition, net of cash acquired                            --            (4,574)           (1,619)
   Earn-out payment on prior period acquisition                           (125)               --                --
                                                                       -------          --------          --------
              Net cash used in investing                                (6,229)          (12,243)           (9,814)
                                                                       -------          --------          --------

CASH FLOWS FROM FINANCING:
   Principal payments on long-term debt                                    (72)             (823)             (679)
   Proceeds from long-term debt borrowings                                 172                --                --
   Net (repayments) borrowings under revolving credit loan              (3,350)            9,756             1,756
   Proceeds from exercise of stock options                                  87               293               547
   Purchase of treasury shares                                          (2,017)           (7,848)           (1,526)
                                                                       -------          --------          --------
              Net cash (used in) provided by financing                  (5,180)            1,378                98
                                                                       -------          --------          --------

EFFECT OF EXCHANGE RATES ON CASH                                          (563)             (984)              424
                                                                       -------          --------          --------

NET (DECREASE) INCREASE IN CASH AND                                     (2,230)            1,104               930
  AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of period                           7,601             6,497             5,567
                                                                       -------          --------          --------

CASH AND CASH EQUIVALENTS, end of period                               $ 5,371          $  7,601          $  6,497
                                                                       =======          ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                       $ 2,651          $  2,429          $  1,964
   Income taxes paid                                                     2,153             1,190             2,478

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL
  ACTIVITIES:
   Acquisition of businesses-
     Fair value of assets acquired                                     $    --          $  4,879          $  4,492
     Cash paid for assets or capital stock                                  --            (4,574)           (1,619)
                                                                       -------          --------          --------
                  Liabilities assumed                                  $    --          $    305          $  2,873
                                                                       =======          ========          ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Period

The company maintains its accounting records on a 52-53 week fiscal year ending the Sunday nearest December 31. The 2000 and 1999 fiscal years were 52 weeks and the 1998 fiscal year was 53 weeks.

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

Cash and Cash Equivalents

All cash equivalents are stated at cost, which approximates market. The company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. In addition, the company maintains a French-franc denominated cash balance of approximately FF16.2 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Assets" in the accompanying consolidated balance sheets.

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

For financial reporting purposes, the company considers its depreciable assets to have the following useful lives:

                   Land improvements      10-20 years
                   Buildings              30-40 years
                   Equipment               2-15 years

Intangible Assets

Intangible assets consist of the excess of cost over net assets of acquired companies and are being amortized over 30 years or less. Subsequent to its acquisitions, the company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the company will use an estimate of the relevant undiscounted cash flows over the remaining life of the intangible assets in measuring whether the intangible assets are recoverable. The company's evaluations have not resulted in any revision to intangible assets or their related amortization periods.

Research and Development

Research and development costs are expensed as incurred.

Earnings Per Common Share

Earnings per share were calculated using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding.

The following table reflects the calculation of earnings per share (in thousands except share data):

                                           Year Ended      Year Ended        Year Ended
                                          December 31,      January 2,        January 3,
                                              2000             2000             1999
                                           ----------       ----------       ----------
Basic Earnings Per Share:
  Net income                               $    6,682       $    6,128       $    6,337

  Average shares outstanding                5,658,860        6,112,007        6,440,287
                                           ----------       ----------       ----------
  Earnings per share                       $     1.18       $     1.00       $     0.98
                                           ==========       ==========       ==========

Diluted Earnings Per Share:
  Net income                               $    6,682       $    6,128       $    6,337

  Average shares outstanding                5,658,860        6,112,007        6,440,287
  Effect of stock options                       7,114           18,687           93,453
                                           ----------       ----------       ----------
  Diluted average shares outstanding        5,665,974        6,130,694        6,533,740
                                           ----------       ----------       ----------
  Earnings per share                       $     1.18       $     1.00       $     0.97
                                           ==========       ==========       ==========

Options to purchase approximately 638,000, 570,000 and 88,000 shares of common stock for the fiscal years ended 2000, 1999 and 1998, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the company's common shares for the respective years.

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

Foreign Currency Exchange Risk Management

The company evaluates and hedges foreign currency exchange risk exposure on a transaction-by-transaction basis. As of December 31, 2000, the company had no outstanding foreign currency exchange contracts.

Highly Inflationary Currency

Beginning in 1998, the company categorized the Turkish economy as highly inflationary and, therefore, the U.S. dollar is the functional currency. Turkish operations are not material to the company as a whole.

Interest Rate Risk Management

The company uses interest rate swap agreements to convert a portion of its floating rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future results. The company has these agreements with its banks as counterparties. The agreements replace the floating (Euro-rate) LIBOR basis with a 90-day fixed LIBOR basis as described in the table below. At the end of each 90-day period, the company and its counterparties make appropriate payments to settle the difference between the floating rate LIBOR and the fixed rate LIBOR. When the floating rate LIBOR exceeds the fixed rate LIBOR at the beginning of a 90-day term, the counterparties will pay the difference between the rates for the appropriate notional amount to the company. Conversely, when the fixed rate exceeds the floating rate, the company will pay its counterparties. Amounts receivable or payable under these swap agreements are recorded as an adjustment to interest expense. The company's contractual swap agreements as of December 31, 2000 are as follows:

                                                                    Fair                        LIBOR
  Notional            Effective             Expiration             Market           Fixed      Maximum
   Amount               Date                   Date                 Value            Rate        Rate
   ------               ----                   ----                 -----            ----        ----
$10,000,000       February 25, 2000       August 25, 2007         $ 42,961           5.48%       7.00%
  5,000,000       December 29, 2000       December 31, 2001        (29,578)          6.43%         --%
  5,000,000       October 4, 1999         October 4, 2002           70,926           5.02%         --%


Recent Pronouncements

In June 1998, SFAS No. 133 was issued (and amended by SFAS No. 138), which establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The effect of adopting SFAS No. 133 on January 1, 2001 is not material. The company currently has three interest rate swap arrangements that convert a portion of its floating rate debt to a fixed rate basis, two of which will not qualify for hedge accounting under SFAS No. 133. Those swaps will be valued at fair value and changes in fair value will be consequently reflected in earnings.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to be consistent with the current year presentation.


2. ACQUISITIONS:

In November 1999, the company acquired most of the assets of the J.B. Swayne Spawn Company of Kennett Square, Pennsylvania, a modern production facility that distributes its product within North America. The purchase price, after the first contingent consideration payment of $125,000, was $4.7 million. This acquisition has been accounted for as a purchase transaction. As a result of the first contingent payment and the completion of the final purchase allocations, the purchase price exceeded the fair value of the net assets acquired by $1.4 million and will be amortized over 20 years. Additional contingent consideration of $125,000 may be made during 2001 based on certain conditions and would increase the excess purchase price, if paid.

In May 1998, the company acquired 90% of the capital stock of International Mushrooms Limited, a company incorporated in Ireland that produces and distributes mushroom spawn. The purchase price was $1.6 million. This acquisition has been accounted for as a purchase transaction. As a result of purchase price allocations, the purchase price exceeded the fair value of net assets acquired by $0.9 million, which will be amortized over 20 years. During 2000, Sylvan purchased the remaining 10% of the capital stock.

Had the acquisitions taken place at the beginning of 1999 and 1998, respectively, the pro forma impact on sales, net income and diluted earnings per share would not be materially different from the amounts reported.

3. INVENTORIES:

Inventories are summarized as follows (in thousands):

                                              December 31,  January 2,
                                                 2000          2000
                                               -------       -------

      Growing crops and compost material       $ 5,521       $ 5,021
      Stores and other supplies                  1,410         1,794
      Mushrooms and spawn on hand                3,467         3,295
                                               -------       -------
                                               $10,398       $10,110
                                               =======       =======


4. LONG-TERM DEBT, BORROWING AND LEASE ARRANGEMENTS:

The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the agreement as follows:

                                       Maximum Aggregate
        Period Beginning              Outstanding Balance
        ----------------              -------------------

          August 6, 2003                 $50.0 million
          August 6, 2004                  45.0 million

Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin), at the company's option. On December 31, 2000, the company had outstanding borrowings under the agreement of $36.0 million. The revolving credit loans mature on August 5, 2005. The company intends to extend the terms of the revolving credit agreement or secure a similar arrangement through August 2007, which is concurrent with the expiration date of the longest-term interest rate swap.

The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

In 1995, the company obtained Dutch guilder financing for the acquisition of plant and machinery in the Netherlands. As of December 31, 2000, approximately $0.8 million is outstanding on this loan which has a term of 15 years and a fixed rate of interest of 6.2%. The company has granted a security interest over certain Dutch assets to secure these borrowings.

The company has a French-franc denominated loan of FF16.2 million. Interest is payable based on a formula that utilizes a Paris Interbank Offer Rate plus an applicable margin. Repayment is due in January 2002. The loan is supported by a compensating cash balance maintained at a U.S. bank.

The company incurred approximately $2.6 million in gross interest expense during 2000, reflecting a weighted average interest rate of 6.86%. The contractual principal payments due under the company's loan agreements are as follows (in thousands):

                        2001                  $   192
                        2002                    2,612
                        2003                      158
                        2004                       88
                        2005                      451
                        Thereafter             36,562
                                              -------
                        Total                 $40,063
                                              =======

The company has entered into various noncancelable operating leases expiring at various dates through August 31, 2005, primarily for production and office space. During the years ended December 31, 2000, January 2, 2000 and January 3, 1999, rental expense included in the statements of income was $222,000, $229,000 and $313,000, respectively.

Future minimum lease commitments for all noncancelable leases are as follows (in thousands):

                        2001                    $335
                        2002                     169
                        2003                      85
                        2004                      73
                        2005                      25
                        Thereafter                --
                                                ----
                        Total                   $687
                                                ====

5. ACCRUED SALARIES, WAGES AND EMPLOYEE BENEFITS:
   ----------------------------------------------

Accrued salaries, wages and employee benefits are composed of the following (in thousands):

                                    December 31,   January 2,
                                       2000          2000
                                       ----          ----

       Accrued compensation            $1,798       $2,028
       Accrued vacation                   648          673
       Other                              207          269
                                       ------       ------

       Total                           $2,653       $2,970
                                       ======       ======

6. INCOME TAXES:

The company files a consolidated U.S. federal income tax return with its wholly owned U.S. subsidiaries. The company does not provide for federal income taxes on unremitted earnings of non-U.S. subsidiaries.

The amounts of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

                Year Ended      Year Ended      Year Ended
                December 31,     January 2,      January 3,
                   2000            2000            1999
                  ------          ------          ------

Domestic          $3,308          $1,992          $2,417
Foreign            5,522           6,332           6,408
                  ------          ------          ------

Total             $8,830          $8,324          $8,825
                  ======          ======          ======


The provision (benefit) for income taxes consists of the following (in thousands):

                               Year Ended       Year Ended        Year Ended
                              December 31,      January 2,        January 3,
                                 2000              2000              1999
                                ------            ------            ------
Current-
  Federal                      $   861           $   388           $   150
  State                            (78)             (112)              (31)
  Foreign                        1,423             1,547             1,816

Deferred-
  Federal                          193               372               354
  State                             73                35               (10)
  Change in valuation
   allowance                      (492)              (99)               --
  Foreign                           --                --                --
                               -------           -------           -------

                               $ 1,980           $ 2,131           $ 2,279
                               =======           =======           =======

A reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to income before income taxes and the actual provision for income taxes is as follows (in thousands):

                                              Year Ended        Year Ended        Year Ended
                                              December 31,       January 2,       January 3,
                                                 2000              2000              1999
                                                 ----              ----              ----

Income tax at U.S. federal statutory
  rate                                          $ 3,002           $ 2,830           $ 3,000
State income taxes, net of federal
  income tax benefit                                 (5)              (74)              (21)
Foreign taxes at rates other than
  effective U.S. rates                             (462)             (471)             (490)
Net (permanent benefits) nondeductible
  charges                                           (67)              (34)             (259)
Reduction in state income tax
   valuation allowance                             (492)              (99)               --
Other, net                                            4               (21)               49
                                                -------           -------           -------

Total provision for income taxes
                                                $ 1,980           $ 2,131           $ 2,279
                                                =======           =======           =======

Temporary differences which generate significant portions of the company's deferred tax assets and liabilities as of December 31, 2000 and January 2, 2000 were as follows (in thousands):


                                               December 31,       January 2,
                                                   2000             2000
                                                 -------           -------

Postretirement benefits other than pensions      $  (371)          $  (408)
Depreciation                                       3,522             3,606
Prepaid pension asset                              2,007             1,786
Net operating loss carryforwards                  (1,853)           (1,061)
Other, net                                          (489)             (585)
                                                 -------           -------

  Total                                            2,816             3,338

Less- Valuation allowance                          1,188               962
                                                 -------           -------

Net deferred tax liability                       $ 4,004           $ 4,300
                                                 =======           =======

Included in net deferred tax liabilities at December 31, 2000 are unrealized tax benefits amounting to $1.9 million related to net operating loss carryforwards. The realization of these tax benefits is contingent on future taxable net income being generated by certain foreign and domestic operations. A $0.5 million state tax benefit resulted from the merger of two of the company's subsidiaries in the fourth quarter of 2000. The life of the carryforwards is determined by various foreign and state taxation jurisdictions. Approximately $0.3 million of the net operating losses has an indefinite carryforward period. The remaining $1.6 million of net operating losses will expire between 2002 and 2015. The company has recognized a valuation allowance that reduces the carrying value of unrealized net deferred tax benefits relating to net operating loss carryforwards to offset the deferred tax benefits that may not be realized.


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

                                   Year Ended    Year Ended     Year Ended
                                      2000          1999           1998
                                     ------        ------         ------
   Net Income:   As Reported         $6,682        $6,128         $6,337
                 Pro Forma            5,964         5,500          5,938
   Diluted EPS:  As Reported         $ 1.18        $ 1.00         $ 0.97
                 Pro Forma             1.05          0.90           0.91

The company's Board of Directors, through its Stock Option and Compensation Committee (the Board) may grant options under the 1990 Plan. Grants under the 1993 Plan are nondiscretionary. The Board has granted options (net of cancellations) for 1,293,749 shares through December 31, 2000, under the 1990 Plan and 84,000 shares have been granted under the 1993 Plan. Under both plans, the option exercise price equals the stock's market price on the date of grant. The 1990 Plan options are exercisable one year from the grant date in installments over a period of three years and expire after ten years. The 1993 Plan options are exercisable six months from the grant date and expire ten years after the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.74%, 5.85% and 5.08%; no expected dividend yields; expected lives of 8.0 years; expected volatility of 34%, 32% and 31%.

A summary of the status of the company's stock option plans at December 31, 2000, January 2, 2000 and January 3, 1999, and changes during the years then ended is presented in the table and narrative below (shares in thousands):





                                                2000                      1999                      1998
                                      ------------------------- -------------------------- --------------------------
                                                      Weighted                  Weighted                 Weighted
                                                      Average                   Average                   Average
                                                      Exercise                  Exercise                  Exercise
                                        Shares          Price     Shares         Price      Shares         Price
                                        ------          -----     ------         -----      ------         -----
Outstanding at beginning of year          859          $11.54       769          $11.69       614          $10.88
Granted                                   132            8.75       136            9.99       212           13.82
Exercised                                 (10)           8.75       (34)           8.53       (47)          10.50
Forfeited                                (140)          11.08       (12)          12.62       (10)          12.88
                                        -----          ------      ----          ------      ----          ------
Outstanding at end of year                841           11.21       859           11.54       769           11.69
                                        -----          ------      ----          ------      ----          ------
Exercisable at end of year                570           11.64       556           11.27       462           10.60

Weighted average fair value of
  options granted                                      $ 4.50                    $ 5.04                    $ 6.60

Both plans had an aggregate of 840,941 options outstanding as of December 31, 2000. 646,941 of these options have exercise prices of between $8.625 and $12.875 per share, with a weighted average exercise price of $10.41 and a weighted average remaining contractual life of 6.5 years. 194,000 of these options have exercise prices of between $13.00 and $15.00 per share, with a weighted average exercise price of $13.89 and a weighted average remaining contractual life of 7.6 years. 570,072 of these options are exercisable. The remaining 270,869 options have exercise prices between $8.625 and $15.00 per share, with a weighted average exercise price of $10.30 and a weighted average contractual life of 9.0 years.


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

The accumulated benefit obligation at December 31, 2000 and January 2, 2000 was $30.3 million and $30.1 million, respectively, all of which was fully vested. The plan's assets consist primarily of U.S. government obligations, temporary deposits, common stocks and corporate obligations.

The plan's funded status and amounts recognized in the company's consolidated financial statements, together with certain accumulated postretirement medical benefit obligations, are set forth in the following tables:

                                                             Pension Benefits                          Other Benefits
                                                  ---------------------------------------   --------------------------------------
                                                  December 31,   January 2,    January 3,    December 31,  January 2,  January 3,
             (in thousands)                           2000          2000          1999          2000         2000         1999
                                                    --------      --------      --------       -------      -------      -------
Change in benefit obligation:
  Benefit obligation at beginning of
     year                                           $ 30,109      $ 33,886      $ 33,413       $ 1,044      $   716      $   714

  Interest cost                                        2,176         2,132         2,093            71           71           47
  Plan amendments                                         --            --            --            --           --           --
  Actuarial (gain) loss                                  302        (3,595)          726           (41)         357           27
  Benefits paid                                       (2,335)       (2,314)       (2,346)          (89)        (100)         (72)
                                                    --------      --------      --------       -------      -------      -------
  Benefit obligation at end of year                 $ 30,252      $ 30,109      $ 33,886       $   985      $ 1,044      $   716
                                                    ========      ========      =======        =======      =======      =======

Change in plan assets:
  Fair value of plan assets at
   beginning of year                                $ 34,362      $ 33,867      $ 33,089       $    --      $    --      $    --
  Actual return on plan assets                         1,822         2,809         3,124            --           --           --
  Employer contributions                                  --            --            --            89          100           72
  Benefits paid                                       (2,335)       (2,314)       (2,346)          (89)        (100)         (72)
                                                    --------      --------      --------       -------      -------      -------
  Fair value of plan assets at end of year          $ 33,849      $ 34,362      $ 33,867       $    --      $    --      $    --
                                                    ========      ========      =======        =======      =======      =======

Reconciliation of funded status:
  Funded status                                     $  3,597      $  4,253      $    (19)      $  (985)     $(1,044)     $  (716)
  Unrecognized net actuarial (gain) or
   loss                                                2,307         1,003         4,704            60          100         (251)
  Unrecognized prior service cost                         --            --            --           (56)         (61)         (68)
                                                    --------      --------      --------       -------      -------      -------
  Prepaid (accrued) benefit liability               $  5,904      $  5,256      $  4,685       $  (981)     $(1,005)     $(1,035)
                                                    ========      ========      ========       =======      =======      =======

Weighted-average assumptions as of end of
  fiscal year:
  Discount rate                                         7.50%         7.50%         6.50%         7.50%        7.50%        7.00%
  Expected return on plan assets                        9.00%         9.00%         9.00%           --           --           --
  Rate of compensation increase                           --            --            --            --           --           --

Components of net periodic pension
  cost (income):
  Interest cost                                     $  2,176      $  2,132      $  2,093       $    71      $    71      $    47
  Expected return on plan assets                      (2,824)       (2,755)       (2,689)           --           --           --
  Amortization of prior service cost                      --            --            --            (6)          (6)          (6)
  Recognized net actuarial loss (gain)                    --            52            37            --            5          (15)
                                                    --------      --------      --------       -------      -------      -------
  Net periodic benefit cost (income)                $   (648)     $   (571)     $   (559)      $    65      $    70      $    26
                                                    ========      ========      ========       =======      =======      =======

Amounts recognized in the consolidated
 balance sheet consist of:
  Prepaid benefit cost                              $  5,904      $  5,256      $     --       $    --      $    --      $    --
  Accrued benefit liability                               --            --           (19)         (981)      (1,005)      (1,035)
  Accumulated other comprehensive income                  --            --         4,704            --           --           --
                                                    --------      --------      --------       -------      -------      -------
  Net amount recognized at year-end                 $  5,904      $  5,256      $  4,685       $  (981)     $(1,005)     $(1,035)
                                                    ========      ========      ========       =======      =======      =======

  Other comprehensive income
   attributable to change in
   additional  minimum liability
   recognition                                      $     --      $ (4,704)     $    253       $    --      $    --      $    --

                                           ------------------------------------------     -----------------------------------------
                                                       Pension Benefits                                Other Benefits
                                           ------------------------------------------     -----------------------------------------
                                           December 31,     January 2,     January 3,     December 31,     January 2,    January 3,
            (in thousands)                     2000            2000           1999            2000            2000          1999
                                           ------------     ----------     ----------     ------------     ----------    ----------
Additional year-end information for
 pension plans with accumulated benefit
 Obligations in excess of plan assets:
   Projected benefit obligation                                             $33,886
   Accumulated benefit obligation                                            33,886
   Fair value of plan assets                                                 33,867

Assumed health care cost trend:
Initial trend rate                                                                            6.95%           7.34%         7.12%
Ultimate trend rate                                                                           5.00%           5.00%         5.25%
Year ultimate trend reached                                                                   2005            2005          2003

A one-percentage-point change in the
  assumed health care cost trend rates
  would have the following effects:


                                          One Percentage       One Percentage
                                          Point Increase       Point Decrease
                                          --------------       --------------
  Effect on total of service and
   interest cost components for 2000          $ 6                  $ (5)
  Effect on 2000 postretirement
   benefit obligation                          81                   (72)

Additionally, during 1999 certain hourly-paid workers at the company's Quincy Farms subsidiary became participants in a union-sponsored, collectively bargained, multi-employer pension plan to which the company makes negotiated contributions based on fixed amounts per hour per employee. Expense recorded in connection with this plan for fiscal years 2000 and 1999 was $30,000 and $33,000, respectively.


9. NATURE OF OPERATIONS AND BUSINESS SEGMENT INFORMATION:

Sylvan is a worldwide producer and distributor of mushroom products, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: spawn products, which includes spawn-related products and the company's bioproducts operation, and fresh mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. The fresh mushrooms business segment is comprised of a large, regional producer of fresh mushrooms.

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

      (in thousands)                      Spawn Products    Fresh Mushrooms    Total Reportable
                                             Segment            Segment            Segments
                                          --------------    ---------------    ----------------
Total Revenues                   2000        $65,199            $22,035            $ 87,234
                                 1999         61,945             29,176              91,121
                                 1998         60,208             30,708              90,916

Intersegment Revenues            2000        $ 1,287            $    --            $  1,287
                                 1999          1,280                 --               1,280
                                 1998          1,121                 --               1,121

Depreciation Expense             2000        $ 3,578            $ 1,623            $  5,201
                                 1999          3,824              1,624               5,448
                                 1998          3,626              1,569               5,195

Operating Income                 2000        $13,368            $ 2,135            $ 15,503
                                 1999         12,930              1,425              14,355
                                 1998         12,850              1,107              13,957

Net Fixed Asset Expenditures     2000        $ 5,191            $   911            $  6,102
                                 1999          7,171                487               7,658
                                 1998          7,545                563               8,108

Assets                           2000        $76,462            $21,565            $ 98,027
                                 1999         79,166             23,385             102,551
                                 1998         79,464             21,584             101,048

                  Reconciliation to Consolidated Financial Data



(in thousands)                                            2000               1999                1998
                                                        ---------          ---------          ---------
Revenues:
Total for reportable segments                           $  87,234          $  91,121          $  90,916
Elimination of intersegment revenues                       (1,287)            (1,280)            (1,121)
                                                        ---------          ---------          ---------
Total consolidated revenues                             $  85,947          $  89,841          $  89,795
                                                        =========          =========          =========

Depreciation Expense:
Total for reportable segments                           $   5,201          $   5,448          $   5,195
Unallocated corporate expenses                                 32                 58                 73
                                                        ---------          ---------          ---------
Total consolidated depreciation expense                 $   5,233          $   5,506          $   5,268
                                                        =========          =========          =========

Operating Income:
Total for reportable segments                           $  15,503          $  14,355          $  13,957
Unallocated corporate expenses                             (3,989)            (3,799)            (2,846)
                                                        ---------          ---------          ---------
Total consolidated operating income                     $  11,514          $  10,556          $  11,111
                                                        =========          =========          =========

Net Fixed Asset Expenditures:
Total for reportable segments                           $   6,102          $   7,658          $   8,108
Unallocated corporate expenditures                              2                 11                 87
                                                        ---------          ---------          ---------
Total consolidated net fixed asset expenditures         $   6,104          $   7,669          $   8,195
                                                        =========          =========          =========

Assets:
Total for reportable segments                           $  98,027          $ 102,551          $ 101,048
Prepaid pension asset from former operation                 5,904              5,256                 --
Unallocated corporate assets                                1,843              1,688              1,502
                                                        ---------          ---------          ---------
Total consolidated assets                               $ 105,774          $ 109,495          $ 102,550
                                                        =========          =========          =========

          Geographic Analysis of Revenues Based on Location of Customer



(in thousands)                   United                     Other Foreign
               United States     Kingdom      Netherlands     Countries         Total
               -------------     -------      -----------     ---------         -----
    2000         $41,703         $5,776         $8,778         $29,690         $85,947
    1999          43,543          8,875          9,822          27,601          89,841
    1998          46,012          9,838          9,768          24,177          89,795


                  Geographic Analysis of Net Long-Lived Assets

(in thousands)                                              Other Foreign
              United States      France       Netherlands     Countries         Total
              -------------      ------       -----------     ---------         -----
    2000         $25,225         $8,560         $5,089         $13,662         $52,536
    1999          25,669          8,683          5,624          14,273          54,249
    1998          25,090          9,462          6,277          12,610          53,439

Most of Sylvan's fresh mushrooms segment sales in 2000 were to C And C Carriage Mushroom Company. C And C began purchasing and marketing all of Quincy's production in January 2000. The $20.8 million of fresh mushrooms purchased from Quincy represented 24% of Sylvan's consolidated net sales. C And C is not affiliated with Sylvan or any of its subsidiaries and the purchase and marketing arrangement carries an initial term of five years.

No other single customer accounted for 10% or more of Sylvan's sales during the years ended December 31, 2000, January 2, 2000 or January 3, 1999. The majority of the company's $12.7 million in trade accounts receivable are from regional mushroom growers and composters. Many of these customers are privately held businesses with limited capital resources. Approximately $2.1 million of the receivable is due from C And C and is partially secured by a letter of credit for $1.25 million.


10. RELATED-PARTY TRANSACTIONS:

During fiscal years 2000, 1999 and 1998, a nonemployee director's business interests purchased spawn and spawn-related products at fair market value totaling $621,000, $659,000, and $668,000, respectively, and purchased mushrooms at fair market value totaling $83,000 in 1999 and $33,000 in 1998, in trading with the company's subsidiaries.


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


Interest Rate Swaps

The fair value of these instruments is based on the difference between the interest rates either received or paid on the notional amount of the underlying liabilities. The calculation of fair value was computed on a net present value basis as if the financial instruments were terminated on the balance sheet date. A relationship spread was developed based on the difference between the three-month LIBOR and quoted three-month treasuries. This spread was added to the quoted treasury yield for the respective maturity period of the financial instruments and used to compute the net present value. The negative or positive fair value is an estimate of the amounts that the company would either pay or receive to cancel the contracts outstanding at the balance sheet date. The instruments had fair value benefits of $84,000 and $613,000 as of December 31, 2000 and January 2, 2000, respectively.

                                                                     Schedule II



                          SYLVAN INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

   For the Years Ended December 31, 2000, January 2, 2000 and January 3, 1999
                                 (in thousands)

                                                                   Additions
                                                           ------------------------
                                             Balance at    Charged to                  Deductions                Balance
                                             Beginning     Costs and                     from                    at End
Description                                  of Period     Expenses      Recoveries    Reserves(a)   Other(b)   of Period
-----------                                  ---------     --------      ----------    -----------   --------   ---------
Year ended December 31, 2000--
  Allowance for doubtful accounts.......       $826           $251         $0            ($558)        ($22)       $497
                                               ====           ====         ==            ======        =====       ====

Year ended January 2, 2000--
  Allowance for doubtful accounts.......       $710           $524         $0            ($379)        ($29)       $826
                                               ====           ====         ==            ======        =====       ====

Year ended January 3, 1999--
  Allowance for doubtful accounts.......       $812           $495         $0            ($526)        ($71)       $710
                                               ====           ====         ==            ======        =====       ====

(a) Represents uncollected accounts charged against the allowance.

(b) Represents the effect of currency translation adjustments.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Sylvan Inc.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Sylvan Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
February 2, 2001