Form 10-Q
period 2001-04-01
SYLVAN INC
filed 2001-05-02
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED APRIL 1, 2001

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

                           Yes _X_        No ___



  Number of shares of common stock outstanding as of April 27, 2001...5,519,919

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                              Page No.
                                                                                                              --------

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  April 1, 2001 and December 31, 2000.............................................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended April 1, 2001 and April 2, 2000...........................................................5

                  Condensed Consolidated Statements of Cash Flows, Three Months
                  Ended April 1, 2001 and April 2, 2000...........................................................6

                  Notes to Condensed Consolidated Financial Statements,
                  April 1, 2001...................................................................................7

         Item 2.  Management's Discussion and Analysis...........................................................11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................14


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings.............................................................................14

         Item 6.   Exhibits and Reports on Form 8-K..............................................................15

                         PART I - FINANCIAL INFORMATION

Item 1.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)


                                                                 April 1, 2001      December 31, 2000
                                                                 -------------      -----------------
                                                                  (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                       $  5,200             $  5,371
   Trade accounts receivable, net of allowance
      for doubtful accounts of $494 and $497, respectively           11,308               12,740
   Inventories                                                       11,094               10,398
   Prepaid income taxes and other expenses                            1,321                1,420
   Other current assets                                               4,159                1,634
------------------------------------------------------------------------------------------------

      Total current assets                                           33,082               31,563

Property, plant and equipment, net                                   52,214               52,536

Intangible assets, net of accumulated amortization
   of $2,942 and $2,925, respectively                                11,303               11,899

Other assets, net of accumulated amortization
   of $428 and $407, respectively                                     7,051                9,776
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $103,650             $105,774
================================================================================================


   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)


                                                                                 April 1, 2001              December 31, 2000
                                                                                 -------------              -----------------
                                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                               $   2,349                   $     192
   Accounts payable - trade                                                            4,141                       4,108
   Accrued salaries, wages and employee benefits                                       1,823                       2,653
   Other accrued liabilities                                                           1,126                         896
   Income taxes payable                                                                  177                         690
------------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                        9,616                       8,539
------------------------------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                                     38,628                      39,871
------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
   Other employee benefits                                                             1,127                       1,056
   Other                                                                               5,192                       5,215
------------------------------------------------------------------------------------------------------------------------

      Total other long-term liabilities                                                6,319                       6,271
------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                      1,613                       1,559

SHAREHOLDERS' EQUITY:
   Common stock, voting, par value $.001, 10,000,000 shares
     authorized, 6,681,601 shares issued                                                   7                           7
   Additional paid-in capital                                                         16,886                      16,885
   Retained earnings                                                                  55,643                      54,467
   Less:  Treasury stock, at cost, 1,166,682 and 1,156,682 shares
     at April 1, 2001 and December 31, 2000, respectively                            (12,019)                    (11,917)
                                                                                   ---------                   ---------
                                                                                      60,517                      59,442

   Accumulated other comprehensive deficit                                           (13,043)                     (9,908)
                                                                                   -------------------------------------

      Total shareholders' equity                                                      47,474                      49,534
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 103,650                   $ 105,774
========================================================================================================================



   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)


                                                                            -------- Three Months Ended ---------
                                                                            April 1, 2001           April 2, 2000
                                                                            -------------           -------------

NET SALES                                                                   $   20,881               $   22,459
---------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                11,912                   12,275
   Selling, administration, research and development                             5,169                    6,066
   Depreciation                                                                  1,376                    1,360
---------------------------------------------------------------------------------------------------------------
                                                                                18,457                   19,701
---------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                 2,424                    2,758

INTEREST EXPENSE, NET, INCLUDING
    AMORTIZATION OF DEBT ISSUANCE  COST                                            617                      653

OTHER INCOME (EXPENSE)                                                             (48)                     (52)
---------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                       1,759                    2,053

PROVISION FOR INCOME TAXES                                                         528                      595
---------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
    INCOME OF CONSOLIDATED SUBSIDIARIES                                          1,231                    1,458

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED SUBSIDIARIES                                                       54                       44
---------------------------------------------------------------------------------------------------------------


NET INCOME                                                                  $    1,177               $    1,414
===============================================================================================================


NET INCOME PER SHARE - BASIC                                                $     0.21               $     0.25
===============================================================================================================

NET INCOME PER SHARE - DILUTED                                              $     0.21               $     0.25
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                                             5,517,556                5,690,424
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES                                                  5,552,575                5,690,424
===============================================================================================================


   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)

                                                                               -----------Three Months Ended ----------
                                                                               April 1, 2001              April 2, 2000
                                                                               -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 1,177                    $ 1,414
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                               1,562                      1,568
        Employee benefits                                                            (657)                      (629)
        Trade accounts receivable                                                     960                        397
        Inventories                                                                (1,043)                      (295)
        Prepaid expenses and other assets                                            (182)                       646
        Accounts payable and accrued liabilities                                      613                       (486)
        Income taxes payable                                                         (539)                       399
        Other                                                                         208                        243
--------------------------------------------------------------------------------------------------------------------

        Net cash provided by operating activities                                   2,099                      3,257
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment                                  (2,930)                    (1,892)
   Proceeds from sale of fixed assets                                                  76                        271
--------------------------------------------------------------------------------------------------------------------

        Net cash used in investing activities                                      (2,854)                    (1,621)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                              (127)                      (205)
   Net borrowings (repayments) under revolving credit line                          1,280                     (2,037)
   Purchase of treasury shares                                                       (102)                      (420)
--------------------------------------------------------------------------------------------------------------------

        Net cash provided by (used in) financing activities                         1,051                     (2,662)
--------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                     (467)                      (128)
--------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (171)                    (1,154)

CASH AND CASH EQUIVALENTS, beginning of period                                      5,371                      7,601
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                          $ 5,200                    $ 6,447
====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
   Interest paid                                                                  $   541                    $   713
   Income taxes paid                                                                1,068                        355


   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SYLVAN INC. AND SUBSIDIARIES
                                  APRIL 1, 2001
                                   (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      General

      These condensed consolidated financial statements of Sylvan Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company's Annual Report to Shareholders and its Form 10-K for the year ended December 31, 2000.

      Cash

      The company maintains a French-franc denominated cash balance of approximately FF16.2 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Current Assets" as of April 1, 2001.

      Inventories

      Inventories at April 1, 2001 and December 31, 2000 consisted of the following:

             (in thousands)                            April 1, 2001            December 31, 2000
                                                       -------------            -----------------

      Growing crops and compost material                  $ 5,588                  $ 5,521
      Stores and other supplies                             1,552                    1,410
      Mushrooms and spawn on hand                           3,954                    3,467
                                                          -------                  -------
                                                          $11,094                  $10,398
                                                          =======                  =======


      Earnings Per Common Share

      Earnings per share were calculated using the weighted average number of shares outstanding during the period, including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,376,750 shares of the company's common stock have been granted and options for a total of 536,808 of these shares have been exercised as of April 1, 2001.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three months ended April 1, 2001 and April 2, 2000.

                                                                                     Three Months Ended
                                                                          April 1, 2001               April 2, 2000
                                                                          -------------               -------------

            Net income (in thousands)                                      $    1,177                  $    1,414
                                                                           ==========                  ==========

            Earnings per common share - basic                              $     0.21                  $     0.25
                                                                           ==========                  ==========
            Earnings per common share - diluted                            $     0.21                  $     0.25
                                                                           ==========                  ==========

            Common shares - basic                                           5,517,556                   5,690,424
            Effect of dilutive securities:  stock options                      35,019                          --
                                                                           ----------                  ----------
            Common shares - diluted                                         5,552,575                   5,690,424
                                                                           ==========                  ==========


      Options to purchase approximately 421,000 and 846,000 shares of common stock in the three months ended April 1, 2001 and April 2, 2000, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the company's common shares for the respective periods.

      Reclassifications

      Certain reclassifications have been made to the April 2, 2000 financial statements to be consistent with the April 1, 2001 presentation.


2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the agreement as follows:

                                                            Maximum Aggregate
              Period Beginning                             Outstanding Balance
              ----------------                             -------------------
               August 6, 2003                                 $50.0 million
               August 6, 2004                                  45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On April 1, 2001, the company had outstanding borrowings under the agreement of $37.3 million. The revolving credit loans mature on August 5, 2005.

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

      The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At April 1, 2001, a term loan amounting to 1.9 million Dutch guilders was outstanding under this agreement.


3.    COMPREHENSIVE INCOME:

      Comprehensive income consisted of the following:

                                                                                Three Months Ended
       (in thousands)                                                 April 1, 2001             April 2, 2000
                                                                      -------------             -------------

       Net income                                                        $ 1,177                   $ 1,414
       Other comprehensive income:
          Foreign currency translation adjustment                         (2,933)                   (1,962)
          Unrealized losses on derivatives designated and
             qualified as cash flow hedges, net of tax                      (201)                       --
                                                                         -------                   -------
                                                                         $(1,957)                  $  (548)
                                                                         =======                   =======


      The components of accumulated other comprehensive deficit consist of the following:

       (in thousands)                                                 April 1, 2001           December 31, 2000
                                                                      -------------           -----------------

       Unrealized losses on derivatives designated and
          qualified as cash flow hedges, net of tax                     $   (201)                  $    --
       Foreign currency translation adjustments                          (12,842)                   (9,908)
                                                                        --------                   -------
         Total accumulated other comprehensive loss                     $(13,043)                  $(9,908)
                                                                        ========                   =======


      On January 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted resulting in the recording of current assets of $68,000, long-term assets of $272,000, current liabilities of $66,000, long-term liabilities of $190,000 and a decrease in accumulated other comprehensive gain of $56,000.

      Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through August 2007. The fair value of these contracts is recorded in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. Based upon interest rates at April 1, 2001, the company expects to recognize net current liabilities of $36,000 into earnings in the next 12 months related to derivative instruments.

4.   BUSINESS SEGMENT INFORMATION:

     Sylvan is a worldwide producer and distributor of mushroom products, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: spawn products, which includes spawn-related products, services and bioproducts; and fresh mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter ended April 1, 2001, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the December 31, 2000 financial statements.

                                       Three                   Spawn                    Fresh                    Total
                                       Months                 Products                Mushrooms                Reportable
                                       Ended                  Segment                  Segment                  Segments
                                       -----                  -------                  -------                  --------

     Total revenues                     2001                  $15,625                  $ 5,561                  $21,186
                                        2000                   16,703                    6,096                   22,799

     Intersegment revenues              2001                      305                       --                      305
                                        2000                      340                       --                      340

     Operating income                   2001                    2,898                      517                    3,415
                                        2000                    3,248                      701                    3,949


     Reconciliation to Consolidated Financial Data:

                                                                      Three Months Ended
     (in thousands)                                         April 1, 2001             April 2, 2000
                                                            -------------             -------------

     Total revenues for reportable segments                   $ 21,186                   $ 22,799
     Elimination of intersegment revenues                         (305)                      (340)
                                                              --------                   --------
     Total consolidated revenues                              $ 20,881                   $ 22,459
                                                              ========                   ========

     Total operating income for reportable
        segments                                              $  3,415                   $  3,949
     Unallocated corporate expenses                               (991)                    (1,191)
     Interest expense, net                                        (617)                      (653)
     Other income (expense)                                        (48)                       (52)
                                                              --------                   --------
     Consolidated income before income taxes                  $  1,759                   $  2,053
                                                              ========                   ========

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          SYLVAN INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS (Three Months Ended April 1, 2001 and April 2, 2000)

CONSOLIDATED REVIEW

Net Sales

        (in thousands)            2001             2000             % Change
                                  ----             ----             --------
         Net sales               $20,881          $22,459             (7)

Net sales for the three months ended April 1, 2001 decreased by 7% from $22.5 million to $20.9 million due to two factors. First, at April 1, 2001, the U.S. dollar was approximately 9% stronger, when measured against the company's applicable foreign currencies, than at the end of the first quarter of 2000. This strengthening decreased sales for the current quarter by approximately $1.2 million when compared with the first quarter of 2000. International sales were 50% of total sales, as compared with 49% for the quarter ended April 2, 2000. Second, Quincy Farms experienced a $0.5 million decrease in sales due to 4% fewer pounds sold and a lower price per pound when compared with the prior year's first quarter. The lower price per pound is primarily due to the marketing changes that occurred in conjunction with Quincy's agreement to sell all of its mushrooms to a third party.

Operating Costs and Expenses

       (in thousands)                         2001        2000         % Change
                                              ----        ----         --------

       Cost of sales                        $11,912      $12,275          (3)
       Selling, administration,               5,169        6,066         (15)
             research and development
       Depreciation                           1,376        1,360           1


The company's cost of sales, expressed as a percentage of sales, was 57.0% for the first quarter of 2001, as compared with 54.7% for the first quarter of 2000. Both the spawn and spawn products and fresh mushrooms segments were less efficient during the first quarter of 2001 versus 2000. Selling, administration, research and development expenses decreased to $5.2 million, or 24.8% of sales, as compared with $6.1 million, or 27.0% of sales for the corresponding 2000 period. Approximately half of this decrease relates to three items recorded in the spawn segment during the first quarter of 2000: a write-off of pre-construction costs associated with scope revisions and a management change in the company's Hungarian composting project ($0.2 million), a loss on the sale of a small mushroom farm ($0.1 million) that was acquired as part of the May 1998 purchase of International Mushrooms, Ltd., and a nonrecurring expense ($0.1 million) for non-income related taxes. The strengthening of the U.S. dollar had the effect of decreasing selling, administration, research and development expense by $0.1 million in the first quarter of 2001 as compared to the first quarter of 2000 and Quincy Farms reduced administrative expenses by $0.1 million.

Interest Expense

The company's net interest expense for the 2001 first quarter was $617,000, 6% lower than for the 2000 corresponding quarter. This decrease resulted from lower average borrowings as well as lower interest rates during the first quarter of 2001 when compared with the prior year first quarter. The effective borrowing rate for the current quarter was 6.5% as compared with 6.7% for the first quarter of 2000.

Income Tax Expense

The effective income tax rate was 30% for the first quarter of 2001, as compared with 29% for the corresponding 2000 quarter.

BUSINESS SEGMENTS

Spawn and Spawn-Related Products

        (in thousands)                         2001         2000       % Change
                                               ----         ----       --------
        Sales, including intersegment        $15,625      $16,703         (6)
        Operating expenses                    12,727       13,455         (5)
        Operating income                       2,898        3,248        (11)

Net sales of spawn and spawn-related products were $15.6 million for the current quarter, a 6% decrease as compared with the corresponding 2000 quarter. Spawn product sales volume decreased by 5%, with a 13% decrease in the Americas and a 1% increase in overseas markets. More than one-half of the Americas decrease was related to the reduction of sales to a customer who filed for bankruptcy during the fourth quarter of 2000 and closed five of its eight U.S. farms. The Company also experienced increased competition in the Eastern United States during the first quarter of 2001. The overseas U.S. dollar equivalent selling price was 8% lower during the current quarter, due to the strengthening of the U.S. dollar. The selling price in the Americas did not change between the first quarter of 2001 and the corresponding quarter of 2000. Sales of disease-control agents and nutritional supplements, which accounted for 15% of consolidated net sales for the first quarter of 2001, were 7% higher than for the first quarter of 2000.

Operating expenses were $12.7 million for the first quarter of 2001. Within operating expenses, cost of sales was 51.8% of sales, as compared with 49.4% for the corresponding 2000 quarter. During the first quarter of 2001, and continuing into the second quarter, spawn production in the United States was transitioned from the higher-cost, more labor-intensive Kennett Square, Pennsylvania facility to the other two U.S. spawn production operations. Inefficiencies related to this production transition increased the cost to produce at the Kennett Square facility. This facility will be converted for bioproducts production during the second quarter of 2001. Decreased production volumes in the United States also resulted in an increased cost of sales percentage. The remaining operating expenses decreased by 12% to $4.9 million. This decrease is due to first quarter 2000 charges that were discussed earlier and the continued strengthening of the U.S. dollar. Operating income for the first quarter of 2001 was $2.9 million as compared with $3.2 million for the corresponding 2000 quarter. Operating income, as a percentage of net sales, was 19% for the first quarters of 2001 and 2000. Operating income was negatively impacted by the strengthening of the U.S. dollar, with an effect of approximately $170,000 on operating income.

Fresh Mushrooms

        (in thousands)                 2001              2000          % Change
                                       ----              ----          --------
        Sales                        $ 5,561           $ 6,096           (9)
        Operating expenses             5,044             5,395           (7)
        Operating income                 517               701          (26)

Fresh mushroom sales decreased during the current quarter to $5.6 million, as compared with $6.1 million for the corresponding period of 2000. This change resulted from 4% fewer pounds sold and an overall decrease of 5% in the average selling price. The decrease in product yield was the effect of production inefficiencies, which occurred during the first quarter of 2001. Production yields improved during April 2001. The lower selling price in 2001 reflects the first quarter 2000 agreement to sell all of the mushrooms Quincy produces directly from its harvesting area to a third party. Since Quincy no longer provides such value-added commercial enhancements as slicing and packaging, it receives a lower price per pound of mushrooms sold than when it distributed its commercially prepared products to wholesalers and retailers. Toward the end of the first quarter of 2001, Quincy received a higher average selling price since the supply of mushrooms decreased in its market region.

The fresh mushrooms cost of sales was $3.8 million, or 68.6% of sales, for the quarter ended April 1, 2001, as compared with $4.0 million, or 65.6% of sales for the 2000 first quarter period. The $0.2 million decrease in expenses is due to two offsetting factors. First, during the first part of the first quarter of 2000, approximately $0.3 million was incurred in packaging and distribution functions prior to the beginning of the marketing agreement. Second, utility costs increased by $0.1 million during the quarter ended April 1, 2001, as compared with the first quarter of 2000. The cost of sales, as a percentage of sales, increased during the quarter ended April 1, 2001, as compared with the quarter ended April 2, 2000, because of decreased yields in mushroom production that was spread over the relatively fixed-cost basis. Fresh mushrooms operating income decreased by 26% when compared with the corresponding 2000 quarter. When expressed as a percentage of sales, operating income for the current quarter was 9%.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended April 1, 2001 was $2.1 million, as compared with $3.3 million for the corresponding quarter of 2000. The $1.2 million decrease was attributable to three primary factors. First, net income was lower during the 2001 quarter. Second, increased income tax payments were required in 2001 as compared with 2000. Third, during 2001 the U.S. spawn companies increased their levels of inventory, in anticipation of the conversion of the Kennett Square facility to bioproducts production.

Cash used by investing activities was $2.9 million for the three months ended April 1, 2001, as compared with $1.6 million used during the corresponding period of 2000. During the 2001 quarter, approximately $1.5 million was expended on growth opportunities, including $1.0 million for the Quincy Farms satellite project and $0.3 million for the Nevada growing room expansion and $0.2 million for the Canadian spawn production facility. The remaining $1.4 million of maintenance capital expenditures included $0.3 million for chilling and other equipment for Quincy Farms, $0.2 million for production growing frames in France, and $0.1 million for Bioproducts research facilities. Approximately one-half of the company's total capital expenditures for the year occurred during the first quarter.

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

Available credit under the company's revolving credit arrangement was $17.7 million as of April 1, 2001. Term and revolving credit increased by $1.2 million during the three months ended April 1, 2001, as compared with a decrease of $2.2 million during the corresponding period of 2000. Most of this change related to funding requirements of a higher level of capital expenditures and increased income tax payments during 2001 which exceeded cash flows from operations.

During the 2001 first quarter, the company purchased 10,000 shares of Sylvan common stock at an average price of $10.19 per share. By comparison, 43,500 shares were purchased during the first quarter of 2000 at an average price of $9.66 per share. Management expects to continue the share purchase program, subject to the market price and share availability.

EURO CURRENCY

Sylvan does not believe that the conversion to the Euro from existing local currencies has a material impact on its business or financial condition.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time in this report and in other written reports and oral statements, references are made to expectations regarding future performance of the company. These "forward-looking statements" are based on currently available competitive, financial and economic data and the company's operating plans, but they are inherently uncertain. Events could turn out to be significantly different from what is expected, depending upon such factors as mushroom growing process inconsistencies, specific pricing or product initiatives of the company's competitors and competitive conditions in the U.S. mushroom market in general, changes in currency and exchange risks, a loss of a major customer, or changes in a specific country's or region's political or economic conditions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented under this item in the company's Form 10-K for the fiscal year ended December 31, 2000 has not changed materially. Information relating to the sensitivity to foreign currency exchange rate changes of the company's firmly committed sales transactions, in addition to what is presented in Item 2 of this filing, is omitted because it is an immaterial portion of total sales.


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

     10.2.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, together with various annexes, exhibits and schedules and various related documents, previously filed as Exhibits 10.1 through 10.10 on November 10, 1998 with Sylvan's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.11 Index of Other Exhibits to the Revolving Credit Agreement, previously filed as Exhibit 10.11 on November 10, 1998 with Sylvan's Form 10-Q Quarterly Report for the period ended September 27, 1998 and incorporated herein by reference

     10.5.1 Agreement, dated January 14, 2000, by and between C And C Carriage Mushroom Co., t/a Modern Sales Company, and Quincy Corporation, previously filed on March 27, 2000 with the company's 10-K Annual Report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.5.2 Index of Exhibits to the C And C Agreement referenced above, previously filed on March 27, 2000 with the company's 10-K Annual Report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.40 Collective Bargaining Agreement, dated January 21, 2001, between Quincy Corporation and the United Farm Workers of America, AFL-CIO, previously filed on March 23, 2001 with the company's Form 10-K Annual Report for the fiscal year ended December 31, 2000 and incorporated herein by reference

     11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      May 2, 2001                   SYLVAN INC.
      ---------------------


                                         By:      /s/  DONALD A. SMITH
                                            -----------------------------------
                                                       Donald A. Smith
                                                       Chief Financial Officer


                                         By:      /s/  FRED Y. BENNITT
                                            -----------------------------------
                                                       Fred Y. Bennitt
                                                       Secretary/Treasurer