Form 10-Q
period 2001-07-01
SYLVAN INC
filed 2001-08-07
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR QUARTERLY PERIOD ENDED JULY 1, 2001

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

                      Yes _X_                No ___



  Number of shares of common stock outstanding as of July 20, 2001...5,524,919

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                              Page No.
                                                                                                              --------

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  July 1, 2001 and December 31, 2000..............................................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended July 1, 2001 and July 2, 2000.............................................................5

                  Condensed Consolidated Statements of Income, Six Months
                  Ended July 1, 2001 and July 2, 2000.............................................................6

                  Condensed Consolidated Statements of Cash Flows, Six Months
                  Ended July 1, 2001 and July 2, 2000.............................................................7

                  Notes to Condensed Consolidated Financial Statements,
                  July 1, 2001....................................................................................8

         Item 2.  Management's Discussion and Analysis...........................................................12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................17


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings.............................................................................17

         Item 4.  Submission of Matters to a Vote of Security Holders............................................17

         Item 6.   Exhibits and Reports on Form 8-K..............................................................17

                         PART I - FINANCIAL INFORMATION
Item 1.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)


                                                                          July 1, 2001     December 31, 2000
                                                                          ------------     -----------------
                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $  5,595            $  5,371
  Trade accounts receivable, net of allowance
    for doubtful accounts of $502 and $497, respectively                      11,767              12,740
  Inventories                                                                 10,522              10,398
  Prepaid income taxes and other expenses                                      1,723               1,420
  Other current assets                                                         4,071               1,634
-------------------------------------------------------------------------------------------------------------

Total current assets                                                          33,678              31,563

Property, plant and equipment, net                                            53,552              52,536

Intangible assets, net of accumulated amortization
    of $3,053 and $2,925, respectively                                        10,989              11,899

Other assets, net of accumulated amortization
    of $450 and $407, respectively                                             6,988               9,776
-------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $105,207            $105,774
=============================================================================================================




   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)


                                                                         July 1, 2001      December 31, 2000
                                                                         ------------      -----------------
                                                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                       $  2,327             $    192
  Accounts payable - trade                                                   4,724                4,108
  Accrued salaries, wages and employee benefits                              2,081                2,653
  Other accrued liabilities                                                  1,141                  896
  Income taxes payable                                                         639                  690
---------------------------------------------------------------------------------------------------------------

    Total current liabilities                                               10,912                8,539
---------------------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                           38,123               39,871
---------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
  Other employee benefits                                                    1,038                1,056
  Other                                                                      5,195                5,215
---------------------------------------------------------------------------------------------------------------

    Total other long-term liabilities                                        6,233                6,271
---------------------------------------------------------------------------------------------------------------

Minority interest                                                            1,630                1,559


SHAREHOLDERS' EQUITY:
  Common stock, voting, par value $0.001, 10,000,000 shares
    authorized, 6,691,601 and 6,681,601 shares issued at
    July 1, 2001 and December 31, 2000, respectively                             7                    7
  Additional paid-in capital                                                17,026               16,885
  Retained earnings                                                         57,014               54,467
  Less:  Treasury stock, at cost, 1,166,682 and 1,156,682 shares
    at July 1, 2001 and December 31, 2000, respectively                    (12,019)             (11,917)
                                                                           -------              -------
                                                                            62,028               59,442

  Accumulated other comprehensive income                                   (13,719)              (9,908)
---------------------------------------------------------------------------------------------------------------

    Total shareholders' equity                                              48,309               49,534
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $105,207             $105,774
===============================================================================================================





   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)


                                                                           ----------Three Months Ended--------
                                                                            July 1, 2001          July 2, 2000
                                                                            ------------          ------------

NET SALES                                                                  $   21,074             $   20,740
-------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                12,194                 11,511
  Selling, administration, research and development                             5,005                  5,257
  Depreciation                                                                  1,309                  1,388
-------------------------------------------------------------------------------------------------------------
                                                                               18,508                 18,156
-------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                2,566                  2,584

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COST                                              625                    682

OTHER INCOME (EXPENSE)                                                             41                    (20)
-------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                      1,982                  1,882

PROVISION FOR INCOME TAXES                                                        594                    544
-------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                           1,388                  1,338

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                        16                     42
-------------------------------------------------------------------------------------------------------------


NET INCOME                                                                 $    1,372             $    1,296
=============================================================================================================


NET INCOME PER SHARE - BASIC                                               $     0.25             $     0.23
=============================================================================================================


NET INCOME PER SHARE - DILUTED                                             $     0.25             $     0.23
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                             5,522,172              5,663,883
=============================================================================================================

WEIGHED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                                  5,580,688              5,666,211
===============================================================================================================



   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)


                                                                                  ---------Six Months Ended---------
                                                                                  July 1, 2001          July 2, 2000
                                                                                  ------------          ------------

NET SALES                                                                         $   41,954            $   43,198
-------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                       24,105                23,787
  Selling, administration, research and development                                   10,174                11,322
  Depreciation                                                                         2,686                 2,748
-------------------------------------------------------------------------------------------------------------------
                                                                                      36,965                37,857
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                       4,989                 5,341

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COST                                                   1,243                 1,335

OTHER INCOME (EXPENSE)                                                                    (6)                  (72)
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                             3,740                 3,934

PROVISION FOR INCOME TAXES                                                             1,122                 1,139
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                                  2,618                 2,795

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                               70                    85
-------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                        $    2,548            $    2,710
===================================================================================================================


NET INCOME PER SHARE - BASIC                                                      $     0.46            $     0.48
===================================================================================================================


NET INCOME PER SHARE - DILUTED                                                    $     0.46            $     0.48
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                                    5,519,864             5,677,153
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                                         5,566,012             5,677,605
===================================================================================================================



   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)


                                                                           --------Six Months Ended--------
                                                                           July 1, 2001        July 2, 2000
                                                                           ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $ 2,548             $ 2,710
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                            3,056               3,180
       Employee benefits                                                         (446)               (317)
       Trade accounts receivable                                                  410               1,615
       Inventories                                                               (535)               (258)
       Prepaid expenses and other assets                                         (436)               (362)
       Accounts payable and accrued liabilities                                 1,253                (800)
       Other                                                                      122                 152
---------------------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                                5,972               5,920
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                               (5,846)             (4,118)
  Proceeds from sale of fixed assets                                               89                 421
---------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                   (5,757)             (3,697)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                           (164)               (354)
  Proceeds from long-term debt borrowings                                          --                 175
  Net borrowings (repayments) under revolving credit line                         848              (2,496)
  Proceeds from exercise of stock options                                         105                  87
  Purchase of treasury shares                                                    (102)               (576)
---------------------------------------------------------------------------------------------------------------

       Net cash provided by (used in) financing activities                        687              (3,164)
---------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                 (678)               (361)
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                     224              (1,302)

CASH AND CASH EQUIVALENTS, beginning of period                                  5,371               7,601
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                      $ 5,595             $ 6,299
===============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                                               $ 1,168             $ 1,261
  Income taxes paid                                                             1,334               1,288




   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SYLVAN INC. AND SUBSIDIARIES
                                  JULY 1, 2001
                                   (UNAUDITED)


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

      Cash

      The company maintains a French-franc denominated cash balance of approximately FF16.2 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Current Assets" as of July 1, 2001.

      Inventories

      Inventories at July 1, 2001 and December 31, 2000 consisted of the following:

         (in thousands)                              July 1, 2001              December 31, 2000
                                                     ------------              -----------------

         Growing crops and compost material            $ 5,464                     $ 5,521
         Stores and other supplies                       1,468                       1,410
         Finished products                               3,590                       3,467
                                                       -------                     -------
                                                       $10,522                     $10,398
                                                       =======                     =======


      Recent Pronouncement

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and other intangible assets will no longer be routinely amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The company has not completed the process of evaluating the impact that will result from adopting it.

      Earnings Per Common Share

      Earnings per share were calculated using the weighted average number of shares outstanding during the period, including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,377,416 shares of the company's common stock have been granted and options for a total of 546,808 of these shares have been exercised as of July 1, 2001.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three and six months ended July 1, 2001 and July 2, 2000.

                                                            Three Months Ended                     Six Months Ended
      (in thousands)                                  July 1, 2001       July 2, 2000       July 1, 2001      July 2, 2000
                                                      ------------       ------------       ------------      ------------

      Net income                                        $   1,372          $   1,296          $   2,548         $   2,710
                                                        =========          =========          =========         =========

      Earnings per common share - basic                 $    0.25          $    0.23          $    0.46         $    0.48
                                                        =========          =========          =========         =========
      Earnings per common share - diluted               $    0.25          $    0.23          $    0.46         $    0.48
                                                        =========          =========          =========         =========

      Common shares - basic                             5,522,172          5,663,883          5,519,864         5,677,153
      Effect of dilutive securities:
        stock options                                      58,516              2,328             46,148               452
                                                        ---------          ---------          ---------         ---------
      Common shares - diluted                           5,580,688          5,666,211          5,566,012         5,677,605
                                                        =========          =========          =========         =========


      Options to purchase approximately 306,000 and 333,000 shares of common stock in the three and six months ended July 1, 2001, and 656,000 and 676,000 shares of common stock in the three and six months ended July 2, 2000, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the company's common shares for the respective periods.

      Reclassifications

      Certain reclassifications have been made to the July 2, 2000 financial statements to be consistent with the July 1, 2001 presentation.


2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the agreement as follows:

                                                          Maximum Aggregate
               Period Beginning                          Outstanding Balance
               ----------------                          -------------------
                August 6, 2003                              $50.0 million
                August 6, 2004                               45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On July 1, 2001, the company had outstanding borrowings under the agreement of $36.9 million. The revolving credit loans mature on August 5, 2005.

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

      The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At July 1, 2001, a term loan amounting to 1.8 million Dutch guilders was outstanding under this agreement.

3.     COMPREHENSIVE INCOME:

       Comprehensive income consisted of the following:

                                                            Three Months Ended                 Six Months Ended
      (in thousands)                                  July 1, 2001      July 2, 2000     July 1, 2001      July 2, 2000
                                                      ------------      ------------     ------------      ------------

      Net income                                         $1,372            $1,296           $ 2,548           $ 2,710
      Other comprehensive income:
        Foreign currency translation
          adjustments                                      (783)             (116)           (3,717)           (2,078)
       Unrealized gains (losses) on
          derivatives designated and qualified
          as cash flow hedges, net of tax                   107                --               (94)               --
                                                         ------            ------           -------           -------
                                                         $  696            $1,180           $(1,263)          $   632
                                                         ======            ======           =======           =======


      The components of accumulated other comprehensive income consisted of the following:

       (in thousands)                                         July 1, 2001     December 31, 2000
                                                              ------------     -----------------
       Foreign currency translation adjustments                 $(13,625)          $ (9,908)
       Unrealized losses on derivatives designated and
          qualified as cash flow hedges, net of tax                  (94)                --
                                                                --------           --------
       Total accumulated other comprehensive income             $(13,719)          $ (9,908)
                                                                ========           ========


      On January 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted by the company, resulting in the recording of current assets of $68,000, long-term assets of $272,000, current liabilities of $66,000, long-term liabilities of $190,000 and a decrease in accumulated other comprehensive income of $56,000.

      Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through August 2007. The fair value of these contracts is recorded in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. Based upon interest rates at July 1, 2001, the company expects to recognize net current liabilities of $36,000 into earnings in the next 12 months, related to derivative instruments.


4.    BUSINESS SEGMENT INFORMATION:

      Sylvan is a worldwide producer and distributor of mushroom products, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: spawn products, which includes spawn-related products, services and bioproducts; and fresh mushrooms. Spawn-related products include casing inoculum, fungal nutritional supplements and disease-control agents. During the quarter and six months ended July 1, 2001, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the December 31, 2000 financial statements.

                                        Three           Spawn            Fresh             Total
                                       Months          Products         Mushrooms        Reportable
                                        Ended           Segment          Segment          Segments
                                        -----           -------          -------          --------
(in thousands)

Total revenues                          2001            $15,364          $ 6,031          $21,395
                                        2000             15,723            5,338           21,061

Intersegment revenues                   2001                321               --              321
                                        2000                321               --              321

Operating income                        2001              2,681              826            3,507
                                        2000              2,983              554            3,537


                                         Six            Spawn            Fresh             Total
                                       Months          Products         Mushrooms        Reportable
                                        Ended           Segment          Segment          Segments
                                        -----           -------          -------          --------
(in thousands)

Total revenues                          2001           $30,990          $11,592          $42,582
                                        2000            32,424           11,434           43,858

Intersegment revenues                   2001               628               --              628
                                        2000               660               --              660

Operating income                        2001             5,578            1,344            6,922
                                        2000             6,231            1,255            7,486



Reconciliation to Consolidated Financial Data:

                                                     Three Months Ended                     Six Months Ended
(in thousands)                                July 1, 2001       July 2, 2000       July 1, 2001       July 2, 2000
                                              ------------       ------------       ------------       ------------

Total revenues for reportable segments           $21,395            $21,061            $42,582            $43,858
Elimination of intersegment revenues                (321)              (321)              (628)              (660)
                                                 -------            -------            -------            -------
Total consolidated revenues                      $21,074            $20,740            $41,954            $43,198
                                                 =======            =======            =======            =======

Total operating income for reportable
  segments                                       $ 3,507            $ 3,537            $ 6,922            $ 7,486
Unallocated corporate expenses                      (941)              (953)            (1,933)            (2,145)
Interest expense, net                               (625)              (682)            (1,243)            (1,335)
Other income (expense)                                41                (20)                (6)               (72)
                                                 -------            -------            -------            -------
Consolidated income before income
   taxes                                         $ 1,982            $ 1,882            $ 3,740            $ 3,934
                                                 =======            =======            =======            =======

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          SYLVAN INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS (Three Months Ended July 1, 2001 and July 2, 2000)

CONSOLIDATED REVIEW

Net Sales

       (in thousands)                 2001             2000          % Change
                                      ----             ----          --------
        Net sales                    $21,074          $20,740           2

Net sales for the three months ended July 1, 2001 increased by 2% to $21.1 million, as compared with $20.7 million for the three months ended July 2, 2000, due principally to three factors. First, Quincy Farms experienced a $0.7 million increase in sales due to a 7% increase in the number of pounds sold and a 5% higher price per pound. Second, sales of disease-control agents and fungal nutritional supplements increased by $0.6 million during the current quarter, as compared with the corresponding 2000 quarter. Third, at July 1, 2001, the U.S. dollar was approximately 8% stronger, when measured against the company's applicable foreign currencies, than at the end of the second quarter of 2000. The effect of this strengthening decreased sales for the current quarter by approximately $1.1 million, when compared with the second quarter of 2000. International sales were 46% of total sales, as compared with 45% for the quarter ended July 2, 2000.

Operating Costs and Expenses

       (in thousands)                             2001       2000      % Change
                                                  ----       ----      --------
        Cost of sales                            $12,194    $11,511        6
        Selling, administration, research
              and development                      5,005      5,257       (5)
        Depreciation                               1,309      1,388       (6)

The company's cost of sales, expressed as a percentage of net sales, was 57.9% for the second quarter of 2001, as compared with 55.5% for the second quarter of 2000. The fresh mushrooms segment improved its cost of sales percentage, while the spawn and spawn products segment cost of sales percentage increased. Selling, administration, research and development expenses decreased to $5.0 million, or 23.7% of net sales, as compared with $5.3 million, or 25.3%, for the corresponding 2000 period.

Interest Expense

The company's net interest expense for the second quarter of 2001 was $625,000, 8% lower than for the corresponding 2000 quarter. This decrease resulted from lower average interest rates during the second quarter of 2001, when compared with the prior year second quarter. The effective rate for the current quarter was 6.4%, as compared with 6.8% for the second quarter of 2000. The current quarter interest expense included a charge of $0.1 million related to ineffective interest rate hedge transactions.

Income Tax Expense

The effective income tax rate was 30% for the second quarter of 2001, as compared with 29% for the corresponding 2000 quarter.

BUSINESS SEGMENTS

Spawn and Spawn-Related Products

        (in thousands)                           2001         2000     % Change
                                                 ----         ----     --------
        Net sales, including intersegment      $15,364     $15,723        (2)
        Operating expenses                      12,683      12,740        --
        Operating income                         2,681       2,983       (10)

Net sales of spawn and spawn-related products were $15.4 million for the current quarter, a 2% decrease, as compared with the corresponding 2000 quarter. Spawn products sales volume decreased by 5%, with a 19% decrease in the Americas countered by a 7% increase in overseas markets. Approximately one-half of the Americas' decrease was related to the reduction of sales to a customer that filed for bankruptcy protection during the fourth quarter of 2000 and closed five of its eight U.S. farms. In addition, the Americas also experienced increased competition in the eastern United States during the quarter ended July 1, 2001. The overseas U.S. dollar equivalent selling price was 7% lower during the current quarter, as compared with the corresponding quarter of 2000, due to the strengthening of the U.S. dollar, which was somewhat offset by local currency price increases. The selling price in the Americas decreased by 1% during the current quarter, as compared with the corresponding quarter of 2000. Sales of disease-control agents and fungal nutritional supplements, which accounted for 18% of the consolidated net sales for the second quarter of 2001, were 18% higher than for the second quarter of 2000.

Operating expenses were $12.7 million for both the July 1, 2001 and July 2, 2000 quarters. Within operating expenses, cost of sales was 54.3% of net sales, as compared with 50.6% for the corresponding 2000 quarter. Beginning in the first quarter of 2001, and continuing into the second quarter, spawn production was transitioned from the company's higher-cost, more labor-intensive Kennett Square, Pennsylvania facility to the other two U.S. spawn production operations. Temporary inefficiencies arising out of this production transition increased the cost to produce at the Kennett Square facility. This, combined with a 19% decrease in sales volumes in the Americas, accounted for most of the increase in the cost of sales percentage. The Kennett Square facility began bioproducts production during the second quarter of 2001 and will undergo continued conversion through the remainder of 2001, which is expected to improve production efficiencies. The remaining operating expenses decreased by 9% to $4.7 million. This decrease was due to the continued strengthening of the U.S. dollar. Operating income, as a percentage of net sales, was 17% for the second quarter of 2001, as compared with 19% for the quarter ended July 2, 2000. Operating income was negatively impacted by the strengthening of the U.S. dollar, with an effect of $35,000.

Fresh Mushrooms

        (in thousands)                2001             2000          % Change
                                      ----             ----          --------
        Net sales                   $ 6,031           $ 5,338            13
        Operating expenses            5,205             4,784             9
        Operating income                826               554            49

Net sales of fresh mushrooms increased during the current quarter to $6.0 million, as compared with $5.3 million for the corresponding period of 2000. This increase was due to a 7% increase in the number of pounds sold and a 5% higher price per pound. Quincy experienced an increase in its yield per square foot and an improvement in the quality of its mushrooms. In addition, the first two satellite farms commenced operations during the quarter.

The fresh mushrooms cost of sales was $3.8 million, or 63.8% of net sales, for the quarter ended July 1, 2001, as compared with $3.5 million, or 66.5%, for the quarter ended July 2, 2000. The $0.3 million increase in the cost of sales on a quarter-over-quarter basis was due to higher production salaries ($0.2 million) and utilities ($0.1 million). The cost of sales, as a percentage of net sales, decreased during the quarter ended July 1, 2001, as compared with the quarter ended July 2, 2000. This was primarily due to the combination of higher market prices and increased production yields, which reduced the average cost per pound. Fresh mushrooms operating income for the quarter ended July 1, 2001 was $0.8 million, or 14% of net sales, and was 49% greater than for the corresponding period of 2000. Operating income for the quarter ended July 2, 2000 was $0.6 million, or 10% of net sales.


RESULTS OF OPERATIONS (Six Months Ended July 1, 2001 and July 2, 2000)

CONSOLIDATED REVIEW

Net Sales

        (in thousands)                 2001             2000           % Change
                                       ----             ----           --------
         Net sales                   $41,954          $43,198           (3)

Net sales for the six months ended July 1, 2001 were $42.0 million, a 3% decrease when compared with the $43.2 million for the corresponding 2000 period. At July 1, 2001, the U.S. dollar was approximately 8% stronger, when measured against the company's applicable foreign currencies, than at July 2, 2000. The effect of this strengthening was a decrease in sales for the six months ended July 1, 2001 of approximately $2.2 million, when compared with the first six months of 2000. International sales for the current six-month period were 48% of total sales, as compared with 47% for the six months ended July 2, 2000. Sales of disease-control agents and fungal nutritional supplements increased by $0.8 million during the six months ended July 1, 2001, as compared with the corresponding period of 2000.

Operating Costs and Expenses

       (in thousands)                            2001         2000      % Change
                                                 ----         ----      --------
        Cost of sales                           $24,105      $23,787        1
        Selling, administration, research
              and development                    10,174       11,322      (10)
        Depreciation                              2,686        2,748       (2)

The company's cost of sales, expressed as a percentage of net sales, was 57.5% for the first six months of 2001, as compared with 55.1% for the corresponding 2000 period. Improved margins at Quincy were more than offset by lower margins in the spawn and spawn products segment. Selling, administration, research and development expenses decreased to $10.2 million, or 24.3% of net sales, as compared with $11.3 million, or 26.2%, for the corresponding 2000 period. Approximately one-third of this decrease related to three items recorded in the spawn segment during the first quarter of 2000. The strengthening of the U.S. dollar had the effect of decreasing selling, administration, research and development expenses by $0.3 million during the six months ended July 1, 2001, as compared with the six months ended July 2, 2000.

Interest Expense

The company's net interest expense for the six months ended July 1, 2001 was $1.2 million, 7% lower than the corresponding six-month period of 2000. This decrease resulted from lower interest rates. The effective borrowing rate for the current period was 6.5%, as compared with 6.7% for the first six months of 2000. The interest expense for 2001 included a charge of $0.1 million related to ineffective interest rate hedge transactions.

Income Tax Expense

The effective income tax rate was 30% for the first six months of 2001, as compared with 29% for the corresponding 2000 period.

BUSINESS SEGMENTS

Spawn and Spawn-Related Products

        (in thousands)                            2001         2000     % Change
                                                  ----         ----     --------
        Net sales, including intersegment       $30,990      $32,424       (4)
        Operating expenses                       25,412       26,193       (3)
        Operating income                          5,578        6,231      (10)

Net sales of spawn and spawn-related products were $31.0 million for the six months ended July 1, 2001; a 4% decrease, as compared with $32.4 million for the six months ended July 2, 2000. Spawn product sales volume decreased by 5%, with a 16% decrease in the Americas and a 4% increase in overseas markets. Approximately one-half of the Americas' decrease was related to the reduction of sales to a customer that filed for bankruptcy protection during the fourth quarter of 2000 and closed five of its eight U.S. farms. In addition, the Americas also experienced increased competition in the eastern United States during the first six months of 2001. The overseas U.S. dollar equivalent selling price was 8% lower during the six months ended July 1, 2001, as compared with the corresponding period of 2000, due to the strengthening of the U.S. dollar. The selling price in the Americas decreased by less than 1% for the six-month period of 2001, as compared with the corresponding period of 2000. Sales of disease-control agents and fungal nutritional supplements, which accounted for 16% of the consolidated net sales for the six months of 2001, were 13% higher than for the six months ended July 2, 2000.

Operating expenses were $25.4 million for the six months ended July 1, 2001 and $26.2 million for the six months ended July 2, 2000. Within operating expenses, cost of sales was 53.1% of net sales, as compared with 50.1% for the corresponding 2000 period. Beginning in the first quarter of 2001, and continuing into the second quarter, spawn production was transitioned from the company's higher-cost, more labor-intensive Kennett Square, Pennsylvania facility to the other two U.S. spawn production operations. Temporary inefficiencies arising out of this production transition increased the cost to produce at the Kennett Square facility. This, combined with a 16% decrease in sales volumes in the Americas, accounted for most of the increase in the cost of sales percentages. The company also experienced increased sales of disease-control agents and fungal nutritional supplements, which have a lower margin than mushroom spawn. The remaining operating expenses decreased by 10% to $9.6 million. This decrease was due to unusually high first quarter 2000 charges and the continued strengthening of the U.S. dollar.

Operating income for the first six months of 2001 was $5.6 million, as compared with $6.2 million for the corresponding period of 2000. As a percentage of net sales, operating income was 18% for the first six months of 2001, as compared with 19% for the corresponding 2000 period. Operating income was negatively impacted by the strengthening of the U.S. dollar, with an effect of approximately $0.2 million.

Fresh Mushrooms

        (in thousands)                   2001             2000          % Change
                                         ----             ----          --------
        Net sales                      $11,592          $11,434             1
        Operating expenses              10,248           10,179             1
        Operating income                 1,344            1,255             7

Net sales of fresh mushrooms increased during the six months ended July 1, 2001 to $11.6 million, as compared with $11.4 million for the corresponding period of 2000. This increase was due to a 1% increase in the number of pounds sold. In addition, the first two satellite farms commenced operations during the quarter ended July 1, 2001.

The fresh mushrooms cost of sales was $7.7 million, or 66.1% of net sales, for the six months ended July 1, 2001, as compared with $7.5 million, or 66.0%, for the six months ended July 2, 2000. Fresh mushrooms operating income for the six months ended July 1, 2001 was $1.3 million, or 11.6% of net sales, and was 7% greater than for the corresponding period of 2000. Operating income for the six months ended July 2, 2000 was $1.3 million, or 11.0% of net sales.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended July 1, 2001 was $6.0 million, as compared with $5.9 million for the corresponding six-month period of 2000. Cash used by investing activities was $5.8 million for the six months ended July 1, 2001, as compared with $3.7 million used during the corresponding period of 2000. During 2001, approximately $2.7 million was expended on growth opportunities, including $1.3 million for the Quincy Farms satellite project, $1.1 million for the company's new Canadian spawn production facility and $0.3 million for the expansion of the company's Nevada spawn plant growing room. The remaining $3.1 million of maintenance capital expenditures included $0.8 million for chilling and other equipment for Quincy Farms, $0.6 million for cleanroom improvements and $0.3 million for production growing frames in France, and $0.1 million for Bioproducts research facilities. Approximately 75% of the company's total capital expenditures for the year occurred during the six months ended July 1, 2001.

Capital expenditures in 2001 are expected to total between $7 million and $8 million for existing operations, of which approximately $4.0 million will be for maintenance capital, with additional expenditures as required for any acquisitions or new initiatives. The company routinely assesses its requirements for additional capital investments and believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $18.1 million as of July 1, 2001. Term and revolving credit increased by $0.7 million during the six months ended July 1, 2001, as compared with a decrease of $2.7 million during the corresponding period of 2000. Most of this change related to funding requirements of a higher level of capital expenditures and increased U.S. federal income tax payments during 2001, which exceeded cash flows from operations.

During the six months ended July 1, 2001, the company purchased 10,000 shares of Sylvan common stock at an average price of $10.19 per share. By comparison, 59,300 shares were purchased during the first six months of 2000 at an average price of $9.71 per share. Management expects to continue the share purchase program, subject to share availability and cost considerations.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sylvan Inc.'s annual meeting of shareholders was held on June 8, 2001. At the meeting, the following individuals, constituting the full board, were elected directors of the company to serve for a term of one year, expiring in 2002.

                                       --------Number of Votes---------
                                           For                 Withheld
                                           ---                 --------
         William L. Bennett             5,302,052               14,900
         Monir K. Elzalaki              5,126,352              190,600
         Virgil H. Jurgensmeyer         5,298,158               18,794
         Nelson Obus                    5,301,559               15,393
         Dennis C. Zensen               5,128,809              188,143


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


Date:        August 7, 2001                  SYLVAN INC.
        ----------------------------


                                             By:   /s/  DONALD A. SMITH
                                                --------------------------------
                                                        Donald A. Smith
                                                        Chief Financial Officer


                                             By:   /s/  FRED Y. BENNITT
                                                --------------------------------
                                                        Fred Y. Bennitt
                                                        Secretary/Treasurer