Form 10-Q
period 2001-09-30
SYLVAN INC
filed 2001-11-07
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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



Number of shares of common stock outstanding as of October 19, 2001...5,433,219

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  September 30, 2001 and December 31, 2000...........................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended September 30, 2001 and October 1, 2000.......................................5

                  Condensed Consolidated Statements of Income, Nine Months
                  Ended September 30, 2001 and October 1, 2000.......................................6

                  Condensed Consolidated Statements of Cash Flows, Nine Months
                  Ended September 30, 2001 and October 1, 2000.......................................7

                  Notes to Condensed Consolidated Financial Statements,
                  September 30, 2001.................................................................8

         Item 2.  Management's Discussion and Analysis..............................................12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................17


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.................................................................17

         Item 6.  Exhibits and Reports on Form 8-K..................................................17

                         PART I - FINANCIAL INFORMATION

Item 1.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)



                                                         September 30, 2001    December 31, 2000
                                                         ------------------    -----------------
                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                  $  5,462             $  5,371
  Trade accounts receivable, net of allowance
    for doubtful accounts of $496 and $497, respectively       12,677               12,740
  Inventories                                                  10,268               10,398
  Prepaid income taxes and other expenses                       1,840                1,420
  Other current assets                                          4,295                1,634
--------------------------------------------------------     --------             --------

Total current assets                                           34,542               31,563

Property, plant and equipment, net                             54,850               52,536

Intangible assets, net of accumulated amortization
    of $3,351 and $2,925, respectively                         11,216               11,899

Other assets, net of accumulated amortization
    of $465 and $407, respectively                              7,016                9,776
--------------------------------------------------------     --------             --------

TOTAL ASSETS                                                 $107,624             $105,774
========================================================     ========             ========



   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)



                                                                               September 30, 2001      December 31, 2000
                                                                               ------------------      -----------------
                                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                            $   2,485                  $     192
  Accounts payable - trade                                                         3,933                      4,108
  Accrued salaries, wages and employee benefits                                    2,327                      2,653
  Other accrued liabilities                                                        1,345                        896
  Income taxes payable                                                               701                        690
----------------------------------------------------------------------------   ---------                  ---------


    Total current liabilities                                                     10,791                      8,539
----------------------------------------------------------------------------   ---------                  ---------

Long-term and revolving-term debt                                                 38,351                     39,871
----------------------------------------------------------------------------   ---------                  ---------

Other long-term liabilities                                                        6,606                      6,271
----------------------------------------------------------------------------   ---------                  ---------

Minority interest                                                                  1,653                      1,559


SHAREHOLDERS' EQUITY:
  Common stock, voting, par value $0.001, 10,000,000 shares authorized,
    6,692,272 and 6,681,601 shares issued at
    September 30, 2001 and December 31, 2000, respectively                             7                          7
  Additional paid-in capital                                                      17,033                     16,885
  Retained earnings                                                               58,522                     54,467
  Less:  Treasury stock, at cost, 1,178,753 and 1,156,682 shares
    at September 30, 2001 and December 31, 2000, respectively                    (12,162)                   (11,917)
                                                                               ---------                  ---------
                                                                                  63,400                     59,442

  Accumulated other comprehensive income                                         (13,177)                    (9,908)
----------------------------------------------------------------------------   ---------                  ---------

    Total shareholders' equity                                                    50,223                     49,534
----------------------------------------------------------------------------   ---------                  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 107,624                  $ 105,774
============================================================================   =========                  =========



   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)



                                                                             -------------Three Months Ended--------------
                                                                               September 30, 2001       October 1, 2000
                                                                             --------------------       ------------------
NET SALES                                                                      $    21,848              $    20,988
----------------------------------------------------------------------------   -----------              -----------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                     12,893                   11,698
  Selling, administration, research and development                                  4,703                    4,920
  Depreciation                                                                       1,370                    1,331
----------------------------------------------------------------------------   -----------              -----------
                                                                                    18,966                   17,949
----------------------------------------------------------------------------   -----------              -----------

OPERATING INCOME                                                                     2,882                    3,039

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COST                                                   604                      694

OTHER INCOME (EXPENSE)                                                                 (90)                     (37)
----------------------------------------------------------------------------   -----------              -----------

INCOME BEFORE INCOME TAXES                                                           2,188                    2,308

PROVISION FOR INCOME TAXES                                                             656                      670
----------------------------------------------------------------------------   -----------              -----------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                                1,532                    1,638

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                             24                       52
----------------------------------------------------------------------------   -----------              -----------


NET INCOME                                                                     $     1,508              $     1,586
============================================================================   ===========              ===========


NET INCOME PER SHARE - BASIC                                                   $      0.27              $      0.28
============================================================================   ===========              ===========


NET INCOME PER SHARE - DILUTED                                                 $      0.27              $      0.28
============================================================================   ===========              ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                                  5,523,618                5,666,718
============================================================================   ===========              ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                                       5,584,890                5,672,815
============================================================================   ===========              ===========



   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)



                                                                               --------------Nine Months Ended-----------
                                                                               September 30, 2001       October 1, 2000
                                                                               ------------------       -----------------
NET SALES                                                                       $    63,803                $    64,186
----------------------------------------------------------------                -----------                -----------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                      36,999                     35,485
  Selling, administration, research and development                                  14,877                     16,242
  Depreciation                                                                        4,056                      4,079
----------------------------------------------------------------                -----------                -----------
                                                                                     55,932                     55,806
----------------------------------------------------------------                -----------                -----------

OPERATING INCOME                                                                      7,871                      8,380

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COST                                                  1,847                      2,029

OTHER INCOME (EXPENSE)                                                                  (96)                      (109)
----------------------------------------------------------------                -----------                -----------

INCOME BEFORE INCOME TAXES                                                            5,928                      6,242

PROVISION FOR INCOME TAXES                                                            1,778                      1,809
----------------------------------------------------------------                -----------                -----------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                                 4,150                      4,433

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                              94                        138
----------------------------------------------------------------                -----------                -----------


NET INCOME                                                                      $     4,056                $     4,295
================================================================                ===========                ===========


NET INCOME PER SHARE - BASIC                                                    $      0.73                $      0.76
================================================================                ===========                ===========


NET INCOME PER SHARE - DILUTED                                                  $      0.73                $      0.76
================================================================                ===========                ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                                   5,521,115                  5,673,675
================================================================                ===========                ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                                        5,576,493                  5,676,043
================================================================                ===========                ===========



   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)


                                                                        --------------Nine Months Ended-----------
                                                                        September 30, 2001         October 1, 2000
                                                                        ------------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 4,056                   $ 4,295
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                        4,610                     4,717
       Employee benefits                                                     (316)                     (116)
       Trade accounts receivable                                             (198)                      617
       Inventories                                                            (53)                     (321)
       Prepaid expenses and other assets                                     (366)                     (917)
       Accounts payable and accrued liabilities                               429                      (211)
       Other                                                                 (219)                      616
----------------------------------------------------------                -------                   -------

       Net cash provided by operating activities                            7,943                     8,680
----------------------------------------------------------                -------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                           (7,557)                   (5,594)
  Proceeds from sale of fixed assets                                           93                       849
----------------------------------------------------------                -------                   -------

       Net cash used in investing activities                               (7,464)                   (4,745)
----------------------------------------------------------                -------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                       (202)                     (383)
  Proceeds from long-term debt borrowings                                      49                       172
  Net borrowings (repayments) under revolving credit line                     289                    (4,313)
  Proceeds from exercise of stock options                                     112                        87
  Purchase of treasury shares                                                (245)                     (960)
----------------------------------------------------------                -------                   -------

       Net cash provided by (used in) financing activities                      3                    (5,397)
----------------------------------------------------------                -------                   -------

EFFECT OF EXCHANGE RATES ON CASH                                             (391)                     (437)
----------------------------------------------------------                -------                   -------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                  91                    (1,899)

CASH AND CASH EQUIVALENTS, beginning of period                              5,371                     7,601
----------------------------------------------------------                -------                   -------

CASH AND CASH EQUIVALENTS, end of period                                  $ 5,462                   $ 5,702
==========================================================                =======                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                                           $ 1,726                   $ 1,862
  Income taxes paid                                                         1,853                     1,662



   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SYLVAN INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

     CASH

     The company maintains a French-franc denominated cash balance of approximately FF16.2 million with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Current Assets" as of September 30, 2001.

     INVENTORIES

     Inventories at September 30, 2001 and December 31, 2000 consisted of the following:


             (in thousands)               September 30, 2001   December 31, 2000
                                          ------------------   -----------------
     Growing crops and compost material        $ 5,606              $ 5,521
     Stores and other supplies                   1,476                1,410
     Finished products                           3,186                3,467
                                               -------              -------
                                               $10,268              $10,398
                                               =======              =======

     RECENT PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and other intangible assets will no longer be routinely amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under its provisions, all tangible long-lived assets, whether to be held and used or to be disposed of by sale or other means, will be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     SFAS No. 142 and SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The company has not completed the process of evaluating the impact that will result from their adoption.

     EARNINGS PER COMMON SHARE

     Earnings per share were calculated using the weighted average number of shares outstanding during the period, including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,376,083 shares of the company's common stock have been granted and options for a total of 547,479 of these shares have been exercised as of September 30, 2001.

     The following table reconciles the number of shares utilized in the earnings per share calculations for the three and nine months ended September 30, 2001 and October 1, 2000.


                                                              Three Months Ended                     Nine Months Ended
(in thousands)                                      Sept. 30, 2001       Oct. 1, 2000        Sept. 30, 2001       Oct. 1, 2000
                                                    --------------       ------------        --------------       ------------
Net income                                          $    1,508           $    1,586           $    4,056           $    4,295
                                                    ==========           ==========           ==========           ==========

Earnings per common share - basic                   $     0.27           $     0.28           $     0.73           $     0.76
                                                    ==========           ==========           ==========           ==========

Earnings per common share - diluted                 $     0.27           $     0.28           $     0.73           $     0.76
                                                    ==========           ==========           ==========           ==========

Common shares - basic                                5,523,618            5,666,718            5,521,115            5,673,675
Effect of dilutive securities:
  stock options                                         61,272                6,097               55,378                2,368
                                                    ----------           ----------           ----------           ----------
Common shares - diluted                              5,584,890            5,672,815            5,576,493            5,676,043
                                                    ==========           ==========           ==========           ==========

     Options to purchase approximately 305,000 shares of common stock in the three and nine months ended September 30, 2001, and 637,000 and 639,000 shares of common stock in the three and nine months ended October 1, 2000, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the company's common shares for the respective periods.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the October 1, 2000 financial statements to be consistent with the September 30, 2001 presentation.


2.   LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

     The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. This aggregate outstanding balance will decline over the life of the agreement as follows:

                                                     Maximum Aggregate
                           Period Beginning          Outstanding Balance
                           ----------------          -------------------
                             August 6, 2003             $50.0 million
                             August 6, 2004              45.0 million

     Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On September 30, 2001, the company had outstanding borrowings under the agreement of $37.1 million. The revolving credit loans mature on August 5, 2005.

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

     The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At September 30, 2001, a term loan amounting to 1.8 million Dutch guilders was outstanding under this agreement.

3.   COMPREHENSIVE INCOME:

     Comprehensive income consisted of the following:


                                                              Three Months Ended                       Nine Months Ended
      (in thousands)                                Sept. 30, 2001          Oct. 1, 2000      Sept. 30, 2001         Oct. 1, 2000
                                                    --------------          ------------      --------------         ------------
      Net income                                     $ 1,508                 $ 1,586            $ 4,056               $ 4,295
      Other comprehensive income:
        Foreign currency translation
          adjustments                                  1,002                  (2,786)            (2,715)               (4,864)
       Unrealized losses on derivatives
          designated and qualified as
          cash flow hedges, net of tax                  (460)                   --                 (554)                   --
                                                     -------                 -------            -------               -------
                                                     $ 2,050                 $(1,200)           $   787               $  (569)
                                                     =======                 =======            =======               =======


     The components of accumulated other comprehensive income consisted of the following:


       (in thousands)                                              September 30, 2001             December 31, 2000
                                                                   ------------------             -----------------
       Foreign currency translation adjustments                          $(12,623)                     $  (9,908)
       Unrealized losses on derivatives designated and
          qualified as cash flow hedges, net of tax                          (554)                          --
                                                                         --------                      ---------
       Total accumulated other comprehensive income                      $(13,177)                     $  (9,908)
                                                                         ========                      =========

     On January 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted by the company, resulting in the recording of current assets of $68,000, long-term assets of $272,000, current liabilities of $66,000, long-term liabilities of $190,000 and a decrease in accumulated other comprehensive income of $56,000.

     Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through August 2007. The fair value of these contracts is recorded in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. Based upon interest rates at September 30, 2001, the company expects to recognize net current liabilities of $36,000 into earnings in the next 12 months, related to derivative instruments.


4.   BUSINESS SEGMENT INFORMATION:

     Sylvan is a worldwide producer and distributor of mushroom products, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: Spawn Products, which includes spawn-related products, services and bioproducts, and Fresh Mushrooms. Spawn-related products include casing inoculum, fungal nutritional supplements and disease-control agents. During the quarter and nine months ended September 30, 2001, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the December 31, 2000 financial statements.



                                                     Three             Spawn              Fresh            Total
                                                     Months           Products          Mushrooms        Reportable
     (in thousands)                                  Ended            Segment           Segment          Segments
                                                     -----            -------           -------          --------
     Total revenues                                   2001            $  16,069         $  6,097         $ 22,166
                                                      2000               16,065            5,247           21,312

     Intersegment revenues                            2001                  318             --                318
                                                      2000                  324             --                324

     Operating income                                 2001                3,047              561            3,608
                                                      2000                3,550              367            3,917



                                                      Nine             Spawn              Fresh            Total
                                                     Months           Products          Mushrooms        Reportable
     (in thousands)                                  Ended            Segment           Segment          Segments
                                                     -----            -------           -------          --------
     Total revenues                                   2001            $  47,059         $  17,690        $  64,749
                                                      2000               48,489            16,681           65,170

     Intersegment revenues                            2001                  946              --                946
                                                      2000                  984              --                984

     Operating income                                 2001                8,625             1,905           10,530
                                                      2000                9,781             1,622           11,403


     RECONCILIATION TO CONSOLIDATED FINANCIAL DATA:


                                                     Three Months Ended                       Nine Months Ended
     (in thousands)                           Sept. 30, 2001      Oct. 1, 2000         Sept. 30, 2001      Oct. 1, 2000
                                              --------------      ------------         --------------      ------------
     Total revenues for reportable segments      $ 22,166          $ 21,312               $ 64,749           $ 65,170
     Elimination of intersegment revenues            (318)             (324)                  (946)              (984)
                                                 --------          --------               --------           --------
     Total consolidated revenues                 $ 21,848          $ 20,988               $ 63,803           $ 64,186
                                                 ========          ========               ========           ========

     Total operating income for reportable
       segments                                  $  3,608          $  3,917               $ 10,530           $ 11,403
     Unallocated corporate expenses                  (726)             (878)                (2,659)            (3,023)
     Interest expense, net                           (604)             (694)                (1,847)            (2,029)
     Other income (expense)                           (90)              (37)                   (96)              (109)
                                                 --------          --------               --------           --------
     Consolidated income before income
        taxes                                    $  2,188          $  2,308               $  5,928           $  6,242
                                                 ========          ========               ========           ========

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          SYLVAN INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS (Three Months Ended September 30, 2001 and October 1,
2000)

CONSOLIDATED REVIEW

NET SALES

       (in thousands)        2001             2000             % Change
                             ----             ----             --------
        Net sales           $21,848          $20,988              4

Net sales for the three months ended September 30, 2001 increased by 4% to $21.8 million, as compared with $21.0 million for the three months ended October 1, 2000. Fresh Mushrooms net sales increased 16%, or $0.9 million, while net sales of the Spawn Products Segment remained unchanged. The U.S. dollar was approximately 3% stronger, when measured against the company's applicable foreign currencies, than for the third quarter of 2000. The effect of this strengthening decreased sales for the current quarter by approximately $0.4 million. International sales were 48% of total sales for each of the quarters ended September 30, 2001 and October 1, 2000.

OPERATING COSTS AND EXPENSES


       (in thousands)                                          2001             2000             % Change
                                                               ----             ----             --------
        Cost of sales                                         $12,893          $11,698              10
        Selling, administration, research and
           development                                          4,703            4,920              (4)
        Depreciation                                            1,370            1,331               3

The company's cost of sales, expressed as a percentage of net sales, was 59.0% for the third quarter of 2001, as compared with 55.7% for the third quarter of 2000. The Fresh Mushrooms Segment decreased its cost of sales percentage, while the Spawn Products Segment cost of sales percentage increased. Selling, administration, research and development expenses decreased to $4.7 million, or 21.5% of net sales, as compared with $4.9 million, or 23.4% for the corresponding 2000 period.

INTEREST EXPENSE

The company's net interest expense for the third quarter of 2001 was $604,000, 13% lower than for the corresponding 2000 quarter. This decrease resulted from lower average interest rates during the third quarter of 2001, when compared with the prior year third quarter. The effective rate for the current quarter was 5.9%, as compared with 6.9% for the third quarter of 2000. The current quarter interest expense included a benefit of $0.1 million related to ineffective interest rate hedge transactions.

INCOME TAX EXPENSE

The effective income tax rate was 30% for the third quarter of 2001, as compared with 29% for the corresponding 2000 quarter.

BUSINESS SEGMENTS

SPAWN PRODUCTS


        (in thousands)                                         2001              2000         % Change
                                                               ----              ----         --------
        Net sales, including intersegment                    $16,069           $16,065            --
        Operating expenses                                    13,022            12,515             4
        Operating income                                       3,047             3,550           (14)

Net sales of spawn and spawn-related products were $16.1 million for both the September 30, 2001 and October 1, 2000 quarters. Sales of disease-control agents and fungal nutritional supplements increased by $0.9 million during the current quarter, as compared with the corresponding 2000 quarter. Spawn product sales volume decreased by 4%, with a 16% decrease in the Americas, countered by a 4% increase in overseas markets. Most of the volume decrease in the Americas related to changing market conditions in the mushroom industry and increased competition.

Approximately 20% of the Americas' decrease related to the reduction in sales to a customer that filed for bankruptcy protection during the fourth quarter of 2000 and closed five of its eight U.S. farms. An additional two unrelated farms closed in the third quarter of 2001. Most of these farms were long-time Sylvan customers. The J. B. Swayne customer base, which was acquired in November 1999, has been substantially unaffected. Sylvan also continued to experience increased price and payment-term competition in the United States, during the quarter ended September 30, 2001, from a competitor who has increased capacity and decreased costs by modernizing production methods. Increased competition is expected to continue into 2002.

On August 17, 2001, the U.S. Department of Agriculture released its annual statistical report on mushrooms. The report reflected an 11% reduction in the amount of Agaricus growing area. This, along with the farm closures mentioned above, reduces Sylvan's overall U.S. market by approximately 10%.

The overseas U.S. dollar equivalent selling price was 2% lower during the current quarter, as compared with the corresponding quarter of 2000, due to the strengthening of the U.S. dollar. The selling price in the Americas decreased by 1% during the current quarter. Sales of disease-control agents and fungal nutritional supplements, which accounted for 17% of the consolidated net sales for the third quarter of 2001, were 30% higher than for the third quarter of 2000.

Operating expenses were $13.0 million for the current quarter, a 4% increase, as compared with the third quarter of 2000. Within operating expenses, cost of sales was 53.6% of net sales, as compared with 49.7% for the corresponding 2000 quarter. This increase was due to two factors. First, sales of disease-control agents and fungal nutritional supplements increased by 30% on a quarter-over-quarter basis. These products have lower margins than spawn. Second, spawn production in the Americas during the 2001 third quarter was 14% lower than for the corresponding 2000 quarter; spreading a cost structure that is primarily fixed in nature over fewer units.

The remaining operating expenses decreased by 3% to $4.7 million. Approximately one-half of this decrease was due to the continued strengthening of the U.S. dollar. Operating income, as a percentage of net sales, was 19% for the third quarter of 2001, as compared with 22% for the quarter ended October 1, 2000. Operating income was negatively impacted by the strengthening of the U.S. dollar, with an effect of $50,000.

FRESH MUSHROOMS

        (in thousands)            2001              2000           % Change
                                  ----              ----           --------
        Net sales               $ 6,097           $ 5,247             16
        Operating expenses        5,536             4,880             13
        Operating income            561               367             53

Net sales of fresh mushrooms increased during the current quarter to $6.1 million, as compared with $5.2 million for the corresponding period of 2000. This increase was due to a 3% increase in the number of pounds sold and a 7% higher price per pound. Quincy Farms experienced an increase in its yield per square foot and an improvement in the quality of its mushrooms. The first two satellite farms, which commenced operations during the second quarter of 2001, purchased $0.3 million of cased, ready-to-grow mushroom trays and sold approximately 700,000 pounds of mushrooms to Quincy for immediate resale to a third-party marketer.

Cost of sales was $4.3 million, or 70.2% of net sales, for the quarter ended September 30, 2001, as compared with $3.7 million, or 70.8%, for the quarter ended October 1, 2000. The cost of sales, as a percentage of net sales, decreased during the quarter ended September 30, 2001, as compared with the quarter ended October 1, 2000. The improved cost of sales percentage was primarily due to the combination of higher market prices and increased production yields, which reduced the average cost per pound. Fresh Mushrooms operating income for the quarter ended September 30, 2001 was $0.6 million, or 9% of net sales, and was 53% greater than for the corresponding period of 2000. Operating income for the quarter ended October 1, 2000 was $0.4 million, or 7% of net sales.

Lower per pound prices are expected in the fourth quarter of 2001 and at the beginning of 2002 due to the post-September 11 tourism decline in the southeastern United States and the resulting decrease in the use of fresh mushrooms by restaurants and other food service industry components. Sylvan believes that the earnings impact will be transitory.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2001 and October 1, 2000)

CONSOLIDATED REVIEW

NET SALES

        (in thousands)           2001              2000              % Change
                                 ----              ----              --------
         Net sales              $63,803           $64,186               (1)

Net sales for the nine months ended September 30, 2001 were $63.8 million, a 1% decrease when compared with the $64.2 million for the corresponding 2000 period. Fresh Mushrooms net sales increased 6%, or $1.0 million, while net sales of Spawn Products decreased 3%, or $1.4 million. At September 30, 2001, the U.S. dollar was approximately 7% stronger, when measured against the company's applicable foreign currencies, than for the nine months ended October 1, 2000. The effect of this strengthening was a decrease in sales of approximately $2.6 million for the nine months ended September 30, 2001, when compared with the first nine months of 2000. International sales for the current nine-month period were 48% of total sales, as compared with 47% for the nine months ended October 1, 2000.

OPERATING COSTS AND EXPENSES


       (in thousands)                                          2001              2000              % Change
                                                               ----              ----              --------
        Cost of sales                                         $36,999           $35,485                4
        Selling, administration, research and
          development                                          14,877            16,242               (8)
        Depreciation                                            4,056             4,079               (1)

The company's cost of sales, expressed as a percentage of net sales, was 58.0% for the first nine months of 2001, as compared with 55.3% for the corresponding 2000 period. Improved margins in the Fresh Mushrooms Segment were more than offset by lower margins in the Spawn Products Segment. Selling, administration, research and development expenses decreased to $14.9 million, or 23.3% of net sales, as compared with $16.2 million, or 25.3%, for the corresponding 2000 period. Approximately $0.4 million of this decrease related to three nonrecurring items recorded in the Spawn Products Segment during the first quarter of 2000. The strengthening of the U.S. dollar had the effect of decreasing selling, administration, research and development expenses by $0.3 million during the nine months ended September 30, 2001, as compared with the nine months ended October 1, 2000. The remaining decrease of $0.7 million in selling, administration, research and development expenses, for the nine months of 2001 versus the corresponding 2000 period, was a result of a reduction in general administrative expenditures.

INTEREST EXPENSE

The company's net interest expense for the nine months ended September 30, 2001 was $1.8 million, 9% lower than for the corresponding nine-month period of 2000. This decrease resulted from lower interest rates. The effective borrowing rate for the current period was 6.6%, as compared with 6.9% for the first nine months of 2000.

INCOME TAX EXPENSE

The effective income tax rate was 30% for the first nine months of 2001, as compared with 29% for the corresponding 2000 period.


BUSINESS SEGMENTS

SPAWN PRODUCTS


        (in thousands)                                         2001            2000         % Change
                                                               ----            ----         --------
        Net sales, including intersegment                    $47,059          $48,489          (3)
        Operating expenses                                    38,434           38,708          (1)
        Operating income                                       8,625            9,781         (12)

Net sales of spawn and spawn-related products were $47.1 million for the nine months ended September 30, 2001; a 3% decrease, when compared with $48.5 million for the nine months ended October 1, 2000. Spawn product sales volume decreased by 5%, with a 16% decrease in the Americas and a 4% increase in overseas markets. Most of the volume decrease in the Americas related to changing market conditions in the mushroom industry and increased competition.

Approximately one-third of the Americas' decrease was related to the reduction of sales to a customer that filed for bankruptcy protection during the fourth quarter of 2000 and closed five of its eight U.S. farms. An additional two unrelated farms closed in the third quarter of 2001. Most of these farms were long-time Sylvan customers. The J. B. Swayne customer base, which was acquired in November 1999, has been substantially unaffected.

On August 17, 2001, the U.S. Department of Agriculture released its annual statistical report on mushrooms. The report reflected an 11% reduction in the amount of Agaricus growing area. This, along with the farm closures mentioned above, reduces Sylvan's overall U.S. market by approximately 10%.

The Americas also experienced increased price and payment-term competition in the United States during the nine-month period ended September 30, 2001. Increased competition is expected to continue into 2002. The overseas U.S. dollar equivalent selling price was 6% lower during the nine months ended September 30, 2001, as compared with the corresponding period of 2000, due to the strengthening of the U.S. dollar. The selling price in the Americas decreased by less than 1% for the nine-month period of 2001, as compared with the corresponding period of 2000. Sales of disease-control agents and fungal nutritional supplements, which accounted for 17% of the consolidated net sales for the nine months of 2001, were 18% higher than for the nine months ended October 1, 2000.

Operating expenses were $38.4 million for the nine months ended September 30, 2001 and $38.7 million for the nine months ended October 1, 2000. Within operating expenses, cost of sales was 53.2% of net sales, as compared with 50.0% for the corresponding 2000 period. This increase was due to two factors. First, spawn production in the Americas during the first nine months of 2001 was 15% lower than for the prior year corresponding period; spreading a cost structure that is primarily fixed in nature over fewer units. Second, the company also experienced increased sales of disease-control agents and fungal nutritional supplements, which have a lower margin than mushroom spawn. The remaining operating expenses decreased by 7% to $14.3 million. This decrease was due to unusually high first quarter 2000 charges and the continued strengthening of the U.S. dollar.

Operating income for the first nine months of 2001 was $8.6 million, as compared with $9.8 million for the corresponding period of 2000. As a percentage of net sales, operating income was 18% for the first nine months of 2001, as compared with 20% for the corresponding 2000 period. Operating income was negatively impacted by the strengthening of the U.S. dollar, with an effect of approximately $0.3 million.

FRESH MUSHROOMS

        (in thousands)                  2001             2000          % Change
                                        ----             ----          --------
        Net sales                     $17,690          $16,681             6
        Operating expenses             15,785           15,059             5
        Operating income                1,905            1,622            17

Net sales of fresh mushrooms increased during the nine months ended September 30, 2001 to $17.7 million, as compared with $16.7 million for the corresponding period of 2000. This increase was due to a 4% increase in the number of pounds sold and a 2% higher price per pound. In addition, the first two satellite farms commenced operations during the quarter ended July 1, 2001. These facilities purchased $0.4 million of cased, ready-to-grow mushroom trays and sold approximately 875,000 pounds of mushrooms to Quincy for immediate resale to a third-party marketer.

The Fresh Mushrooms cost of sales was $11.9 million, or 67.5% of net sales, for the nine months ended September 30, 2001, as compared with $11.3 million, or 67.5%, for the nine months ended October 1, 2000. Fresh Mushrooms operating income for the nine months ended September 30, 2001 was $1.9 million, or 11% of net sales, and was 17% greater than for the corresponding period of 2000. Operating income for the nine months ended October 1, 2000 was $1.6 million, or 10% of net sales.

Lower per pound prices are expected in the fourth quarter of 2001 and at the beginning of 2002 due to the post-September 11 tourism decline in the southeastern United States and the resulting decrease in the use of fresh mushrooms by restaurants and other food service industry components. Sylvan believes that the earnings impact will be transitory.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2001 was $7.9 million, as compared with $8.7 million for the corresponding nine-month period of 2000. Trade accounts receivable used $0.2 million during the nine months ended September 30, 2001, as compared with the $0.6 million, which was provided during the corresponding nine-month period of 2000. Approximately $0.5 million of this $0.8 million change in cash flows between years related to the Americas' spawn operations. Spawn customers began to take longer to pay their invoices as a result of a competitor offering extended payment terms.

Cash used by investing activities was $7.5 million for the nine months ended September 30, 2001, as compared with $4.7 million used during the corresponding period of 2000. During 2001, approximately $4.0 million was expended on growth opportunities, including $1.4 million for the Quincy Farms' satellite project, $1.8 million for the company's new Canadian spawn production facility and $0.3 million for the expansion of the company's Nevada spawn plant growing room. The remaining $3.5 million of maintenance capital expenditures included $0.8 million for chilling and other equipment for Quincy, $0.7 million for cleanroom improvements and $0.5 million for production growing frames in France, and $0.1 million for Bioproducts' research facilities.

Additional capital expenditures anticipated for the fourth quarter will include approximately $1.0 million for the new Canadian spawn plant and $0.3 million for conversion of the Kennett Square facility for bioproducts production. Sylvan began bioproducts production during the second quarter of 2001 in the Kennett Square facility and it will undergo continued conversion through the remainder of 2001. This conversion provides the Bioproducts group with a dedicated building and production equipment without the need for a large capital investment. Total capital expenditures in 2001 are expected to total between $8.0 million and $9.5 million for existing operations, of which approximately $4.0 million will be for maintenance capital, with additional expenditures as required for any acquisitions or new initiatives. The company routinely assesses its requirements for additional capital investments and believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs. Available credit under the company's revolving credit arrangement was $17.9 million as of September 30, 2001. Term and revolving credit increased by $0.1 million during the nine months ended September 30, 2001, as compared with a decrease of $4.5 million during the corresponding period of 2000. Most of this change related to funding requirements of a higher level of capital expenditures and increased U.S. federal income tax payments during 2001.

During the nine months ended September 30, 2001, the company purchased 22,071 shares of Sylvan common stock at an average price of $11.10 per share. By comparison, 99,400 shares were purchased during the first nine months of 2000 at an average price of $9.66 per share. Management expects to continue the share purchase program, subject to share availability and cost considerations. During the first three weeks of October 2001, the company purchased 80,300 shares of Sylvan common stock.


EURO CURRENCY

Sylvan does not believe that the conversion to the Euro from existing local currencies has a material impact on its business or financial condition.


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time in this report and in other written reports and oral statements, references are made to expectations regarding future performance of the company. These "forward-looking statements" are based on currently available competitive, financial and economic data and the company's operating plans, but they are inherently uncertain. Events could turn out to be significantly different from what is expected, depending upon such factors as mushroom growing process inconsistencies, specific pricing or product initiatives of the company's competitors, competitive conditions in the U.S. mushroom market, in general, changes in currency and exchange risks, loss of a major customer, changes in a specific country's or region's political or economic conditions and acts of terrorism or war (wherever located around the world).


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


Date:   November 7, 2001                 SYLVAN INC.
     -----------------------


                                         By: /s/  DONALD A. SMITH
                                            ------------------------------------
                                                  Donald A. Smith
                                                  Chief Financial Officer



                                         By: /s/  FRED Y. BENNITT
                                            ------------------------------------
                                                  Fred Y. Bennitt
                                                  Secretary/Treasurer