Form 10-K405
period 2001-12-31
SYLVAN INC
filed 2002-03-20
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _____________ to ____________


                           COMMISSION FILE NO. 0-18339

                                   SYLVAN INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                              25-1603408
            ------                                              ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)


333 MAIN STREET, P.O. BOX 249, SAXONBURG, PA                        16056-0249
---------------------------------------------                       ----------
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
                                   Yes  X                              No
                                       ----                              ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 2002 was approximately $41,058,000. On that date, the last sale price of the registrant's common stock was $11.65 per share. Solely for purposes of this calculation, shares beneficially owned by directors and executive officers have been excluded. However, such exclusion is not intended to be, nor is it to be deemed, a determination or an admission by the registrant that such directors and officers are, in fact, affiliates of the registrant.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2002.


                                                               Outstanding on
                Class                                        February  28, 2002
                -----                                        ------------------
COMMON STOCK, PAR VALUE $.001 PER SHARE                            5,425,452

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K into which
              Document                           the Document is Incorporated
              --------                           ----------------------------
DEFINITIVE PROXY STATEMENT TO SHAREHOLDERS     PART III, ITEMS 10, 11, 12 AND 13

                                     PART I

ITEM 1.  BUSINESS

Sylvan Inc. (Sylvan, the company) is the successor to the business of a Pennsylvania corporation that was chartered in 1937. Sylvan, through its subsidiaries, is a worldwide producer and distributor of products for the mushroom industry, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company was organized as a Delaware corporation on March 27, 1989, under the name of Sylvan Foods Holdings, Inc. It became a Securities and Exchange Commission registrant in August 1990 pursuant to the irrevocable distribution by the company's then majority shareholder, The Prospect Group, Inc., of the shares of the company that it owned to its shareholders. The company changed its name to Sylvan Inc. in July 1994 in conjunction with the change of its state of incorporation to Nevada from Delaware. The company's principal executive offices are at 333 Main Street, P.O. Box 249, Saxonburg, PA 16056-0249.

Sylvan has two reportable business segments: Spawn Products, which includes spawn-related products, services and bioproducts, and Fresh Mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. The Fresh Mushrooms Segment is comprised of Quincy Farms, a large, regional producer of fresh mushrooms. Sylvan's growth strategy calls for devoting increased capital and management resources to supplying its spawn and related products and services to suitable markets throughout the world and utilizing its production technology for products outside of the mushroom industry.

Spawn Operations: Spawn products accounted for 73% of the company's total sales in 2001 and 82% of its operating income. Spawn is produced by a process whereby carefully maintained mushroom cultures are introduced into specific nutrient media to produce inoculum suitable for commercial spawn production. The inoculum is then combined with a sterile, grain-based substrate in a manner that promotes the colonization of the mushroom cultures throughout the substrate. The resulting culture-enriched substrate is measured into sterilized containers and the filled containers are incubated in environmentally controlled growing rooms. Once the incubation is complete, the containers are refrigerated until they are shipped to customers who then initiate their crop production cycle by adding this seed-like material to the composted growing medium from which the mushrooms grow.

The company conducts its operations through subsidiaries in North America, Europe, Australia and South Africa, and is a leading producer and distributor of mushroom spawn and various spawn-related products in each of the markets in which it has a presence. End-stage spawn production in most of the company's manufacturing facilities takes place in specialized pressure vessels in plants that are operated pursuant to rigorous quality-control standards. Two plants are located in the United States and one each in England, Ireland, the Netherlands, France, Hungary, Australia, South Africa and Canada. Sylvan's Dutch and Australian plants function under arrangements whereby certain prominent mushroom growers in each respective country possess minority ownership of the operating company. A similar ownership structure is expected to be implemented in 2002 with respect to the Canadian plant. In addition, the company operates one bioproducts facility in the United States.

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

The company's investment in biotechnical research has resulted in refinements of techniques for genetic analysis of mushroom strains and its research programs have produced some strains that possess commercial suitability. Another successful product is Sylvan's casing inoculum (CI), a mushroom production additive that is applied to the top layer of mushroom compost. It enables mushroom farmers to get more crops per year from their investment in raw materials and equipment by shortening the mushroom growing cycle and reducing a crop's exposure to disease. In addition, Sylvan has distribution rights for products produced by others, such as compost ingredients, pest-control agents and disease-control agents that are targeted for use by mushroom growers.

The company's production experience and research capabilities lend themselves to a variety of commercially viable microbial production applications. Sylvan produces red yeast rice, which is sold at wholesale and resale levels, and is supplying a Japanese company with dried Agaricus mushrooms for use in a beverage that is marketed in the Far East. It also collaborates with chemical, biotechnological and pharmaceutical companies in the course of evaluating and promoting its capabilities beyond the mushroom industry. The value of backlog orders for biological products is insignificant.

Fresh Mushrooms Operations: The Fresh Mushrooms Segment of Sylvan's business accounted for 27% of the company's total sales in 2001 and 18% of its operating income. Sylvan operates a mushroom farm located in Quincy, Florida, that is one of the most modern and efficient mushroom production operations in North America. It serves a strategic role for Sylvan as a resource for production process innovations. The facility includes an advanced computer-controlled production system. Included as part of the Quincy operation are two satellite mushroom growing facilities that commenced operation in mid-2001. Each facility is leased to an unrelated third party. These parties are obligated to purchase their requirements of ready-to-grow mushroom trays from Quincy and to sell their crops of mushrooms to Quincy.

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

In January 2000, Sylvan began selling all of its mushrooms to a leading U.S. mushroom marketing organization that packages and distributes them throughout the eastern United States. Prior to this contract, the mushrooms were sold to supermarkets, food processors and distributors in the mid-eastern and southeastern United States. The value of backlog orders for mushroom products is insignificant.

PERSONNEL

On December 30, 2001, Sylvan had approximately 900 full-time employees, of whom about 750 were engaged in production activities and 150 in supervision, sales and administration. On December 31, 2000, Sylvan had approximately 960 full-time employees, of whom about 800 were engaged in production activities and 160 in supervision, sales and administration.

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

MAJOR CUSTOMER

Most of Sylvan's Fresh Mushrooms Segment sales in 2001 and 2000 were to one customer. C And C Carriage Mushroom Company became the majority purchaser and marketer of the company's mushrooms beginning in January 2000. The $23.0 million and $20.8 million of fresh mushrooms that C And C purchased from the Quincy subsidiary represented 27% and 24% of Sylvan's consolidated net sales for fiscal years 2001 and 2000, respectively. C And C is not affiliated with Sylvan or any of its subsidiaries and the purchase and marketing contract, dated January 14, 2000, carries an initial term of five years.

COMPETITIVE CONDITIONS

Spawn Products: Sylvan believes that there are seven companies in the United States and three companies in Canada that produce and market almost all of the spawn used by North American mushroom growers. Among these companies, Sylvan's principal North American competitor is Lambert Spawn Company, which increased its production capacity in 2001. In addition, Amycel, Inc. (a division of Monterey Mushrooms, Inc.) is a major spawn producer in the United States, but much of its production is consumed by its mushroom production affiliates. Sylvan believes that its principal European competitors are

Italspawn and Le Lion. Numerous smaller spawn producers operate in the United States, Canada and in almost every European country. Sylvan competes in the spawn market with strict quality, consistency and reliability standards and through its availability of broad-based, post-sale product support services to mushroom growers.

The company's microbial production applications compete with those of chemical, biotechnological and pharmaceutical companies worldwide. In particular, Chinese growers produce dried Agaricus mushrooms that are similar to those that Sylvan sells to its customer in Japan and are able to sell them at a price that is lower than Sylvan's. The red yeast rice wholesale and retail market is extremely competitive. In addition, its production and sales could be subject to additional regulatory pressures.

Fresh Mushrooms: Sylvan believes that the top producer of mushrooms in the United States is currently Monterey Mushrooms, Inc. Sylvan's production levels are comparable to those of a group of 11 regional producers of substantial size. The balance of the U.S. industry is fragmented, comprised of about 120 smaller producers throughout the country. Quality, supply consistency and price are the principal competitive factors in the mushroom business. Although brand names have been established, competition is principally at the grocery retailer or wholesaler level, rather than at the consumer level. In order to more efficiently market their mushrooms, quite a few growers of various sizes have joined together to form marketing ventures. Sylvan believes that currently six or seven such organizations represent the sales of more than 50% of North American fresh mushroom production. Competition outside of North America is characterized primarily by the importation of processed mushroom products into the United States and Canada. However, processed mushrooms are not a material factor in Sylvan's current operations because Sylvan's mushrooms compete primarily in the fresh mushroom market. Due to the fragility of fresh mushrooms, Sylvan believes that the fresh mushroom market in the United States is somewhat protected from direct non-North American competition. Fresh mushrooms have limited shelf life, which, together with the relatively high cost of refrigerated transportation, causes markets to be regional in nature. However, for the same reasons, imbalances of supply and demand, from time to time, can and do induce price fluctuations.

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

RESEARCH

In 2001, Sylvan's research and development expenditures totaled $1.7 million, as compared with $1.8 million in 2000 and $1.6 million in 1999. These expenditures were focused on improving the consistency, reliability and customer satisfaction for the company's existing products, the development of new products, and the support of Sylvan's bioproducts operations. The company also utilizes contracted research efforts for specific studies that may be commercially useful, but fall outside of the scope of its expertise or capabilities. None of these projects currently constitute a material proportion of the company's ongoing business.

PATENTS

The company does not believe that its ability to maintain or improve its competitive position is dependent upon its patents. However, the company holds several non-U.S. patents that cover a process and apparatus for the cultivation of cells on solid substrates. The patents were issued in various years from 1982 to 1986. In addition, over the last five years, Sylvan has patented several new mushroom strains and several technologies and processes that facilitate mushroom breeding and may be capable of enhancing the company's strain development and improvement efforts. The company also holds two process patents relating to the production of its nutritional supplements that were issued in 1988 and 1991. The company possesses several Swiss patents that embody a process for commercially producing spawn and spawn-related products and using a variety of nutrient substrates as incubation material for spawn. The process is not currently employed by the company.

ENVIRONMENTAL MATTERS

Certain phases of the mushroom production process create discharges of conventional pollutants and other organic materials. Expenditures will routinely be required in order to enable the company's Quincy subsidiary to comply with existing and future environmental laws and regulations.

FINANCIAL INFORMATION

Information regarding Sylvan's financial performance is set forth herein beginning on page 23.

ITEM 2. PROPERTIES

The following table lists by business segment the locations and floor areas of Sylvan's principal operating properties. The company believes that each of these properties is in good condition and suitable for the purposes for which they are being utilized.

     SPAWN PRODUCTS SEGMENT

                                                                             Floor area      Acquired/    Expanded/
                                                       Location                (ft.2)       constructed   renovated
                                                       --------              ----------     -----------   ---------
        Spawn production:                   Kittanning, Pennsylvania            50,000          1981          2001
                                            Dayton, Nevada                      42,000          1992          2001
                                            Langeais, France                   115,000          1991           -
                                            Yaxley, England                     74,000          1992          1995
                                            Horst, the Netherlands              54,500          1994          1997
                                            Budapest, Hungary                   26,200          1997           -
                                            Navan, Ireland                      26,000          1998          1999
                                            Pretoria, South Africa              15,500          1999           -
                                            Windsor, Australia                  12,000          1996           -
                                            Leamington, Ontario, Canada         25,800          2001           -

        Inoculum production and research:   Kittanning, Pennsylvania            18,000          1996          2001
                                            Langeais, France                    15,000          1998           -

        Bioproducts production:             Kennett Square, Pennsylvania        41,000          1999           -

        Quality assurance:                  Kittanning, Pennsylvania            20,000          1997           -
                                            Langeais, France                    12,000          1991           -

        Compost supplement production:      Des Moines, Iowa                    18,000          1997           -

        Mushroom casing production:         Budapest, Hungary                   17,000          2000           -

     FRESH MUSHROOMS SEGMENT

        Fresh mushroom production,
           including satellite farms:       Quincy, Florida                    408,000          1981          2001


The spawn plants in the Netherlands and Australia are owned by the company along with joint venture partners in each country. The company owns all of its principal operating properties except for those in Des Moines, Iowa, and Budapest, Hungary (mushroom casing production) that it leases. The company also leases several small administrative and/or sales offices in Pennsylvania and California and some supplemental cold storage facilities to serve several North American and overseas market areas. Construction loans relating to the spawn plants in England, Ireland and the Netherlands have been collateralized with mortgages. The two satellite mushroom growing facilities that Sylvan owns in Quincy, Florida, are leased to and operated by unrelated third parties.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of the 2001 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the company, indicating the positions and offices currently held by each person. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer and no family relationship exists among the company's officers and directors. The annual appointment of officers is scheduled to occur on May 30, 2002 at the organizational meeting of the board of directors, following the annual meeting of shareholders.

       Name              Age                  Position
       ----              ---                  --------
  Dennis C. Zensen        63     Chairman of the Board,
                                 President and Chief Executive Officer of Sylvan

  Donald A. Smith         40     Chief Financial Officer of Sylvan

  Fred Y. Bennitt         57     Secretary/Treasurer of Sylvan

  Monir K. Elzalaki       46     President of Sylvan America, Inc.

  Gregory J. Verhagen     41     President of Quincy Farms

  Gary D. Walker          54     President of Sylvan Bioproducts, Inc.

  Michael A. Walton       52     Managing Director of Sylvan's European
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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Sylvan's common stock trades on The Nasdaq Stock Market under the symbol "SYLN." Set forth below are the high and low sales prices for Sylvan's common stock for 2001 and 2000, as reported by The Nasdaq Stock Market.

                2001                High Price              Low Price
                ----                ----------              ---------
               1st Qtr.               15.000                   9.125
               2nd Qtr.               13.000                  11.000
               3rd Qtr.               13.150                  11.310
               4th Qtr.               12.000                  10.850

                2000                High Price              Low Price
                ----                ----------              ---------
               1st Qtr.               10.000                   7.563
               2nd Qtr.               10.250                   7.938
               3rd Qtr.               10.750                   8.438
               4th Qtr.               10.000                   8.000

(b)  Holders of Common Equity

At year-end 2001, there were approximately 1,500 shareholders of record of Sylvan common stock.

(c)  Dividends

Sylvan has never paid cash dividends and currently has a policy of retaining its earnings to fund operations, expansion and the purchase of treasury shares. The company's revolving credit agreement contains financial covenants that permit, but limit, the payment of dividends by Sylvan.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below are a Five-Year Summary of Selected Financial Data and Quarterly Results of Operations with respect to Sylvan.

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                             ---------------------------  Fiscal Year Ended ------------------------------
(In millions except share data)                     2001           2000           1999            1998           1997
--------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
  Net sales                                      $  85.9        $  85.9        $  89.8         $  89.8        $  81.6
  Operating income                                  11.0           11.5           10.6            11.1           11.5
  Net income                                         5.8            6.7            6.1             6.3            6.5
  Net income per common share - basic               1.06           1.18           1.00            0.98           1.01
  Net income per common share - diluted             1.05           1.18           1.00            0.97           1.01
  Weighted average shares - basic              5,500,799      5,658,860      6,112,007       6,440,287      6,395,971
  Weighted average shares - diluted            5,551,673      5,665,974      6,130,694       6,533,740      6,406,544
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)          17.2           17.4           16.9            16.9           16.5

BALANCE SHEET DATA:
  Total assets                                   $ 107.1        $ 105.8        $ 109.5        $  102.6        $  93.7
  Long-term debt and other
    long-term liabilities                           45.5           47.7           51.8            38.4           36.4
  Shareholders' equity                              50.9           49.5           47.2            50.3           44.0
  Working capital                                   23.2           23.0           22.8            18.9           16.9
  Net cash provided by operations                   10.7            9.7           13.0            10.2           10.4
  Net cash used in investing                         8.7            6.2           12.2             9.8           11.6
  Net cash (used in) provided by financing          (1.8)          (5.2)           1.4             0.1            4.1
  Cash dividends per common share                     --             --             --              --             --

                         QUARTERLY RESULTS OF OPERATIONS

                                                                  First         Second           Third         Fourth
(Unaudited, in thousands except share data)                     Quarter        Quarter         Quarter        Quarter
--------------------------------------------------------------------------------------------------------------------------
2001:
  Net sales                                                    $ 20,881       $ 21,074        $ 21,848       $ 22,108
  Gross profit                                                    8,969          8,880           8,955          9,289
  Net income                                                      1,177          1,372           1,508          1,773
  Net income per common share - basic                              0.21           0.25            0.27           0.33
  Net income per common share - diluted                            0.21           0.25            0.27           0.32
  Weighted average shares - basic                             5,517,556      5,522,172       5,523,618      5,439,849
  Weighted average shares - diluted                           5,552,575      5,580,688       5,584,890      5,485,552

2000:
  Net sales                                                    $ 22,459       $ 20,740        $ 20,988       $ 21,762
  Gross profit                                                   10,184          9,229           9,290          9,310
  Net income                                                      1,414          1,296           1,586          2,388
  Net income per common share - basic                              0.25           0.23            0.28           0.42
  Net income per common share - diluted                            0.25           0.23            0.28           0.42
  Weighted average shares - basic                             5,690,424      5,663,883       5,666,718      5,614,415
  Weighted average shares - diluted                           5,690,424      5,666,211       5,672,815      5,621,674


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS


                              RESULTS OF OPERATIONS
                          COMPARISON OF 2001 WITH 2000
NET SALES

Net sales were $85.9 million for both 2001 and 2000. A $1.6 million increase in the Fresh Mushrooms Segment sales was offset by a decrease in the Spawn Products Segment sales. On average, the U.S. dollar was approximately 5% stronger, when measured against the company's applicable foreign currencies, than for 2000. The effect of this strengthening decreased sales and operating income during 2001, as compared with 2000, by approximately $2.7 million and $225,000, respectively. International sales, as a percentage of net sales, were 53% in 2001 and 51% in 2000.

Spawn Products: Net sales of spawn and spawn-related products were $63.6 million, a 3% decrease when compared with the net sales of $65.2 million for 2000. This decrease was due to four offsetting factors. First, sales of disease-control agents and nutritional supplements increased $1.6 million, or 13%, and accounted for 17% of Sylvan's consolidated net sales. Second, spawn product sales volume decreased 4%, with a 16% decrease in the Americas, countered by a 4% increase in overseas markets. Most of the volume decrease in the Americas related to changing market conditions in the mushroom industry. Third, foreign currency translation fluctuations had the effect of reducing sales on a year-over-year comparison by $2.7 million. Fourth, the effect of 2001 local market price increases in international locations was approximately $1.2 million.

On August 17, 2001, the U.S. Department of Agriculture released its annual statistical report on mushrooms covering the fiscal year July 2000 through June 2001. The Department reported an 11% reduction in the amount of Agaricus growing area planted. This reduction, combined with additional farm closings in the third and fourth quarters of 2001, decreased Sylvan's available market in the United States by approximately 15%. The J.B. Swayne customer base, which was acquired in November 1999, has been substantially unaffected. Sylvan experienced additional price and payment-term competition in the United States during the second half of 2001.

The overseas U.S. dollar equivalent selling price was 4% lower during 2001, as compared with 2000, due to the strengthening of the U.S. dollar. The selling price in the Americas decreased by less than 1%.

Fresh Mushrooms: Net sales of fresh mushrooms increased 7% during 2001 to $23.6 million, as compared with $22.0 million for 2000. This increase was due to a 3% increase in the number of pounds sold and a 1% higher selling price per pound. Quincy Farms experienced an increase in its yield per square foot and an improvement in the quality of its mushrooms. The first two satellite farms, which commenced operations during the second quarter of 2001, purchased $0.7 million of ready-to-grow mushroom trays and sold approximately $1.3 million high-quality mushrooms to Quincy for immediate resale to its third-party marketer.

The southeastern United States, the market for Quincy's production, experienced lower demand for fresh mushrooms by restaurants, convention centers and other components of the food service industry after September 11, 2001. As a result, Quincy's average selling price per pound decreased approximately 4% from pre-September 11 pricing.

COST OF SALES

The company's cost of sales, expressed as a percentage of net sales, was 58.0% for 2001 and 55.8% for 2000. Improved margins in the Fresh Mushrooms Segment were more than offset by lower margins in the Spawn Products Segment.

Spawn Products: The cost of sales, as a percentage of net sales, was 53.2% for 2001, as compared with 50.5% for 2000. The increase was due to two factors. First, spawn production in the Americas during 2001 was 13.3% lower than for 2000, spreading costs that are primarily fixed in nature over fewer units. Second, the company generated sales increases of disease-control agents and nutritional supplements, which have a lower margin than mushroom spawn. The overall discard rate for spawn production was 5.8% in both 2001 and 2000.

Fresh Mushrooms: The cost of sales percentage was 67.7% for 2001 and 68.1% for 2000. Quincy improved yield efficiencies, spreading growing area costs that are primarily fixed in nature over more pounds. In addition, the sale of ready-to-grow mushroom trays to the satellite farms contributed to the improved financial performance.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased to $18.0 million, or 21.0% of net sales, as compared with $19.5 million, or 22.7%, for 2000. Approximately $0.4 million of this decrease related to three nonrecurring items recorded in the Spawn Products Segment during the first quarter of 2000. The strengthening of the U.S. dollar had the effect of decreasing selling and administrative expenses by $0.4 million during 2001, as compared with 2000. The remaining decrease of $0.7 million in selling and administrative expenses, for 2001 versus 2000, was the result of a reduction in general administrative expenditures, some of which related to the incorporation of the Swayne acquisition into Sylvan's North American spawn operations. The company recorded $0.6 million of net periodic benefit income during 2001 from a pension plan of a former subsidiary.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 2% in 2001 to $1.7 million, when compared with $1.8 million in 2000.

DEPRECIATION EXPENSE

Depreciation expense was $5.4 million in 2001, an increase of 3% over the $5.2 million reported for 2000. This increase resulted from new capital assets placed into service.

INTEREST EXPENSE

Net interest expense for 2001 was $2.5 million, virtually equal to the interest expense for 2000. The effective interest rate for 2001 was 6.7%, as compared with 6.9% for 2000. During 2001, the company recorded interest expense of $132,000 related to SFAS No. 133. The effective borrowing rate for 2001, excluding the effect of SFAS No. 133, was 6.3%. During 2001, the company had variable-to-fixed interest rate swaps in place to manage interest rate risk that increased the average borrowing rate 0.61%. During 2000, swaps decreased the average borrowing rate 0.45%.

INCOME TAX EXPENSE

The company's overall effective tax rate for 2001 was 29.5%. In 2000, the company reported an overall effective tax rate of 22%. Excluding the benefit of a net operating loss carryforward recorded from a merger of two subsidiaries, the rate for 2000 was 28%. This higher effective tax rate for 2001 was the result of a larger portion of the company's taxable income being derived from higher tax-rate jurisdictions. Sylvan expects a higher effective tax rate for 2002.


                              RESULTS OF OPERATIONS
                          COMPARISON OF 2000 WITH 1999

NET SALES

Net sales for 2000 were $85.9 million, a 4% decrease when compared with 1999 net sales of $89.8 million. This $3.9 million change was the result of increased spawn and spawn-related product sales, net of international currency translation fluctuations, and operational changes in the Fresh Mushrooms Segment. International sales, as a percentage of net sales, decreased to 51% in 2000, as compared with 52% for 1999. During 2000, the U.S. dollar strengthened 14%, on average, against the company's major foreign trading currencies. This had the effect of reducing net sales by $8.0 million, operating income by $0.9 million and the diluted earnings per share by approximately eleven cents.

Spawn Products: Net sales of spawn and spawn-related products were $65.2 million in 2000, a 5% increase when compared with net sales of $61.9 million for 1999. Excluding the effect of the strengthened U.S. dollar during 2000, the Spawn Products Segment sales increased 19% during the year. Overall, spawn product sales volume increased 15%, with a 33% increase in the Americas, primarily due to the November 1999 Swayne acquisition, and a 5% increase in overseas markets. The overseas U.S. dollar equivalent selling price was 13% lower, primarily due to the strengthening of the U.S. dollar. The average selling price in the Americas was 4% lower than in 1999 due to the inclusion of the sales of the J.B. Swayne Spawn Company, which had an overall lower pricing structure. In addition, consolidation of the mushroom industry, as evidenced by the acquisition of Vlasic Farms by a Canadian company and the formation of regional marketing alliances, has generated increased volume discounts, resulting in a lower average net selling price. Sales of disease-control agents and nutritional supplements increased 10%, accounting for 15% and 13% of consolidated net sales for 2000 and 1999, respectively.

Fresh Mushrooms: Net sales of fresh mushrooms decreased during 2000 by 24% to $22.0 million. This decrease was due to two offsetting factors. First, marketing changes occurred within the Fresh Mushrooms Segment beginning on January 16, 2000. On January 14, 2000, Quincy entered into a marketing contract to sell all of the mushrooms directly from its harvesting area to a third party, which then packages and distributes the mushrooms on its own behalf. Since Quincy no longer performs value-added commercial enhancements, such as slicing and packaging, and does not distribute its products to wholesalers and retailers, it receives a lower price per pound for mushrooms sold. This new structure resulted in an $8.8 million decrease in sales. Second, during 2000 Quincy experienced improved production yields when compared with 1999, which provided an increase of 8% in the number of pounds sold. After adjusting for the effect of the marketing change, Quincy's sales would have increased by $1.7 million.

The United States Department of Agriculture reported little change in fresh mushroom sales in the United States for the 1999-2000 season, reflecting a 2% increase in pounds sold and a 1% decrease in the average selling price. The USDA crop reports also indicated that sales of processed mushrooms decreased 3% in the 1999-2000 period over the 1998-1999 period.

COST OF SALES

The company's cost of sales, expressed as a percentage of net sales, was 55.8% for 2000 and 58.7% for 1999. Increased production efficiencies were realized in the Fresh Mushrooms Segment, on a year-versus-year basis, due to higher production yields and the new marketing contract.

Spawn Products: The cost of sales, as a percentage of net sales, was 50.5% for 2000, as compared with 49.7% for 1999. The increase was due to two factors. First, the Swayne spawn production facility, which was acquired on November 30, 1999, was operational during all of 2000 versus one month in 1999. The production method at this facility had a much higher cost structure due to a more labor-intensive process. Second, the higher proportion of nutritional supplement and disease-control agent sales has a higher cost of sales percentage than spawn products. During 2000, the overall discard rate for spawn production was 5.8%, as compared with 6.0% for 1999.

Fresh Mushrooms: The cost of sales percentage was 68.1% for 2000 and 75.2% for 1999. Under the marketing contract, mushrooms are sold directly from the harvesting area; therefore, Quincy is no longer performing commercial enhancement and distribution activities. Quincy also had improved yield efficiencies, spreading a growing area cost structure that is primarily fixed in nature over more pounds.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses, as a percentage of net sales, were 22.7% and 21.7% for 2000 and 1999, respectively. Most of this increase was related to three items recorded in the Spawn Products Segment during the first quarter of 2000: a write-off of pre-construction costs associated with scope revisions and a management change in the company's Hungarian composting project ($0.2 million), a loss on the sale of a small mushroom farm ($0.1 million) that was acquired as part of the May 1998 purchase of International Mushrooms Ltd., and a nonrecurring expense ($0.1 million) for non-income related taxes. In addition, ongoing costs were incurred by operating the sales and administrative facilities of Swayne, which was acquired in November 1999. The company recorded $0.6 million of net periodic benefit income during 2000 from a pension plan of a former subsidiary.

The Fresh Mushrooms Segment realized annual cost savings of $0.8 million related to wages, employee benefits, and general building overhead that were assumed by an outside party under the terms of the marketing contract.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 11% in 2000 to $1.8 million, when compared with $1.6 million in 1999. Sylvan intends to devote a larger portion of its research and development expenditures to its Bioproducts operation in 2001.

DEPRECIATION EXPENSE

Depreciation expense was $5.2 million in 2000, a 5% decrease over the $5.5 million reported for 1999. This change was primarily due to the strengthening of the U.S. dollar, which had the effect of decreasing depreciation expense by $0.3 million.

INTEREST EXPENSE

Net interest expense for 2000 was $2.5 million, as compared with $2.2 million for 1999. The increase resulted from higher interest rates and higher average borrowings for 2000. The average effective borrowing rate for 2000 was 6.9%, as compared with 6.4% for 1999.

OTHER INCOME (EXPENSE)

The company reported a net $0.2 million other expense total for 2000. Most of this expense was related to foreign exchange losses on cross-currency intercompany transactions.

INCOME TAX EXPENSE

The company's overall effective tax rate for 2000 was 22%. This rate included the $0.5 million net operating loss carryforward benefit from the merger of two subsidiaries. Excluding the effect of this benefit, the company's effective tax rate for 2000 was 28%, as compared with 26% for 1999. A higher effective tax rate is expected for 2001 as a result of a larger portion of the company's taxable income being derived from higher tax-rate jurisdictions.


                         LIQUIDITY AND CAPITAL RESOURCES

Sylvan evaluates its liquidity and capital resources position by comparing its investment opportunities with its cash position, operating cash flow trends and credit availability. Available credit under the company's $55.0 million revolving credit agreement was $18.9 million as of December 30, 2001. The agreement provides for a reduction of the total credit amount over a six-year period, with the first reduction to $50.0 million effective August 6, 2003.

Net cash provided by operating activities was $10.7 million in 2001, as compared with $9.7 million in 2000 and $13.0 million in 1999. The 2000 cash flows were lower than in a typical year due to the timing of $1.0 million of construction invoice payments. The unusually high 1999 cash flows included tax refunds received from several jurisdictions, changes in the funding of certain employee benefits and delayed construction payments pending final work to be completed to Sylvan's satisfaction.

Approximately $0.6 million of the $0.8 million cash flow used by trade accounts receivable in 2001 related to the Americas' spawn operations. In response to a competitor offering extended payment terms, customers began to take longer to pay their invoices.

Cash used by investing activities was $8.7 million for 2001, as compared with $6.2 million and $12.2 million during 2000 and 1999, respectively. The higher 1999 level resulted from the expenditure of $4.6 million for the Swayne acquisition. Capital expenditures, net of proceeds from the sale of assets, totaled $8.6 million in 2001, $6.1 million in 2000 and $7.7 million in 1999. Most of the increase in capital expenditures between 2001 and 2000 was related to two business-growth projects: the satellite farms ($1.4 million) and the Canadian spawn plant ($2.3 million). Maintenance capital for 2001 was $4.1 million.

Net capital expenditures in 2002 are expected to total between $4.0 million and $6.0 million for existing operations, with additional expenditures as may be required for acquisitions or new initiatives.

During 2001, cash of $1.8 million was used in financing activities, as compared with $5.2 million used in financing activities and $1.4 million provided by financing activities during 2000 and 1999, respectively. During 2001, the company purchased 107,271 shares of Sylvan stock at an average price of $11.37 per share. By comparison, 215,235 and 716,900 shares were purchased at average prices of $9.37 and $10.95 during 2000 and 1999, respectively. Management expects to continue the purchase program during 2002, subject to price and share availability conditions that make such purchases financially beneficial and appropriate.

Term debt and revolving credit obligations decreased by $0.7 million in 2001, compared with a decrease of $3.3 million in 2000 and an increase of $8.9 million in 1999. The decrease in 2001 primarily related to foreign currency translation reductions, while the decrease in 2000 primarily related to the positive cash flows of operations in excess of capital additions and Sylvan share purchases. Most of the increase in 1999 related to the acquisition of Swayne and the purchase of Sylvan stock, offset by the positive cash flow of operations after capital additions. The company routinely assesses its requirements for additional capital investments as it experiences continued growth in its operations. The revolving credit facility and net operating cash flows are expected to provide sufficient funding for projected 2002 expenditures.

Sylvan has never paid cash dividends and currently has a policy of retaining its earnings to fund operations, expansion and the purchase of treasury shares. The company's revolving credit agreement contains financial covenants that permit, but limit, the payment of dividends by Sylvan.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and amortization of indefinitely lived intangible assets and provides for impairment tests to be performed at least annually. Sylvan adopted this pronouncement on December 31, 2001, which was the first day of Sylvan's 2002 fiscal year. During January 2002, the company retained a professional services firm to complete the initial assessment to test for transitional goodwill impairment. Management does not believe that an initial impairment loss will result. In compliance with SFAS No. 142, the first step of this assessment will be completed by June 30, 2002. During the year ended December 30, 2001, the company recorded goodwill amortization of approximately $0.5 million.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under its provisions, all tangible long-lived assets, whether to be held and used or to be disposed of by sale or other means, will be tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Sylvan adopted this pronouncement on December 31, 2001. The adoption of this pronouncement did not have a material impact on the company.

EURO CURRENCY

A single currency, the euro, was introduced in Europe on January 1, 1999. Of the 15 member countries of the European Union, 11 agreed to adopt it as their legal currency on that date. Fixed conversion rates between the existing currencies of these 11 countries and the euro were established as of that date. The final conversion to the euro on January 1, 2002 did not have a material impact on Sylvan's business or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage this risk, the company enters into various contracts and options. A discussion of accounting policies for derivative instruments is included in Note 1 to Sylvan's consolidated financial statements that are filed herewith.

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

Sylvan believes that its most significant financial instrument rate exposure relates to its activities in Europe. As of December 30, 2001, the net fair value liability of euro denominated financial instruments was approximately $15.6 million. The potential fair value loss of a hypothetical 10% adverse change in the currency exchange rate would be approximately $1.6 million.

Interest Rate Risk: The company is subject to market risk from exposure to changes in interest rates based on its financing practices. This risk is managed by entering into a variety of financial instruments to maintain a desired level of exposure. The net fair value liability at December 30, 2001 of all financial instruments subject to interest rate exposures was approximately $35.6 million. The table below provides information about the company's financial instruments that are sensitive to interest rates. For debt obligations, the table presents principal cash flow and related weighted average interest rates according to their expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates according to their expected maturity dates. Weighted average interest rates are based on the LIBOR rate in effect at the reporting date. No future rate assumptions have been made. The average received rate for interest rate swaps in 2000 was 6.62%, as compared with 2.25% for 2001. This decrease was the result of market rate reductions.


                                          Expected Maturity Date for Periods Ended December
                              ------------------------------------------------------------------------
                              2002        2003         2004         2005         2006       Thereafter     Total     Fair Value
                              ----        ----         ----         ----         ----       ----------     -----     ----------
(In thousands)
Liabilities
Long-term debt
   Fixed rate                $2,430      $  168       $   66      $   448       $   53       $   447      $ 3,612      $ 3,612
   Average interest rate       5.31%       6.83%        6.61%        6.69%        6.20%         6.20%
   Variable rate                 --          --           --       36,073           --            --      $36,073      $35,550
   Average interest rate         --          --           --         3.42%          --            --
Interest rate swaps
   Fixed-to-variable rate    $5,000                                                          $10,000      $15,000      $  (641)
   Average pay rate            5.02%                                                            5.48%        5.33%
   Average receive rate        2.25%                                                            2.25%


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time in this annual report, references are made to expectations regarding Sylvan's future financial performance, such as the impact of competition in the U.S. spawn market, effective tax rate increases, the continuation of the company's share purchase program, capital expenditures, and the cash flows from operations and bank borrowings. Events could turn out to be significantly different from what is expected. The following factors, among others, in some cases have affected and in the future could affect the company's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements:

o  pricing or product initiatives of the company's competitors;
o changes in exchange risks with respect to currencies used in the company's markets;
o  the loss of key executives or other employees of the company;
o  failure to achieve production yield and quality expectations;
o  the loss of a major customer;
o changes in a specific country's or region's political or economic conditions; and
o acts of terrorism or war or concerns of the public about such acts or threats of such acts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is set forth as Exhibits beginning on page 23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors required by this item is set forth under the caption "Election of Directors" in Sylvan's Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

     The information regarding executive officers required by this item is set forth in Part I of this Form 10-K. The information required by Item 405 of Regulation S-K is set forth under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" in Sylvan's Proxy Statement and is incorporated herein by reference.

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

     10.1.2 Sylvan Foods, Inc. Target Benefit Annuity Purchase Plan, previously filed as Exhibit 3.3.2 on April 2, 1993 with the company's Form 10-K annual report for the fiscal year ended January 3, 1993 and incorporated herein by reference

     10.1.3 Sylvan Foods Holdings, Inc. 1993 Stock Option Plan for Nonemployee Directors, previously filed on April 1, 1994 with the company's Form 10-K annual report for the fiscal year ended January 2, 1994 and incorporated herein by reference

     10.12 Sylvan Inc. 1990 Stock Option Plan (amended and restated), previously filed on November 12, 1999 with the company's Form 10-Q quarterly report for the period ended October 3, 1999 and incorporated herein by reference

               Material Contracts

     10.2.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, previously filed as Exhibit 10.1 on November 10, 1998 with Sylvan's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.2 Revolving Credit Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the amount of $25,000,000, previously filed on November 10, 1998 as Exhibit 10.2 with the company's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.3 Revolving Credit Note, dated August 6, 1998, payable to ABN AMRO Bank, Pittsburgh Branch, in the amount of $25,000,000, previously filed on November 10, 1998 as Exhibit 10.3 with the company's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.4 Promissory Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the amount of $5,000,000, previously filed on November 10, 1998 as Exhibit 10.4 with the company's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.5 Mellon Global Cash Management ABS Agreement, dated August 6, 1998, by and between Sylvan Inc. and Mellon Bank, N.A., previously filed on November 10, 1998 as Exhibit 10.5 with the company's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.6 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan Inc. and Mellon Bank, N.A., previously filed on November 10, 1998 as Exhibit 10.6 with the company's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.7 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan Foods, Inc. and Mellon Bank, N.A., previously filed on November 10, 1998 as Exhibit 10.7 with the company's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.8 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan America, Inc. (a Pennsylvania corporation) and Mellon Bank, N.A., previously filed on November 10, 1998 as
               Exhibit 10.8 with the company's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.9 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan America, Inc. (a Nevada corporation) and Mellon Bank, N.A., previously filed on November 10, 1998 as Exhibit 10.9 with the company's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.10 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Quincy Corporation and Mellon Bank, N.A., previously filed on November 10, 1998 as Exhibit 10.10 with the company's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.11 Index of Other Exhibits to the Revolving Credit Agreement, previously filed on November 10, 1998 as Exhibit 10.11 with Sylvan's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.5.1 Agreement, dated January 14, 2000, by and between C And C Carriage Mushroom Co., t/a Modern Sales Company, and Quincy Corporation, previously filed on March 27, 2000 as Exhibit 10.5.1 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.5.2 Index of Exhibits to the C And C Agreement referenced above, previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.40 Collective Bargaining Agreement, dated January 21, 2001, between Quincy Corporation and the United Farm Workers of America, AFL-CIO, previously filed on March 23, 2001 as Exhibit 10.40 with the company's Form 10-K annual report for the fiscal year ended December 31, 2000 and incorporated herein by reference

     10.41 Letter dated October 12, 2001 from Mellon Bank, advising the company of Mellon's assignment and transfer to Citizens Financial Group, Inc., or to a wholly owned banking subsidiary of Citizens, of all of Mellon's right, title and interest in and to the Revolving Credit Agreement, dated August 6, 1998, between the company and Mellon, referenced in Exhibits 10.2.1 through 10.2.11, above

     11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein

     21        Subsidiaries of the Registrant

(B)  REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2002.


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

              Signature                              Title                                 Date
              ---------                              -----                                 ----
   /s/   DENNIS C. ZENSEN                   Chairman of the Board of                    March 20, 2002
--------------------------------------      Directors, President and             ---------------------------
 Dennis C. Zensen                           Chief Executive Officer
                                            (Principal Executive Officer)


  /s/  DONALD A. SMITH                      Chief Financial Officer                     March 20, 2002
--------------------------------------      (Principal Financial and             ---------------------------
 Donald A. Smith                            Accounting Officer)


  /s/   WILLIAM L. BENNETT                  Director                                    March 20, 2002
--------------------------------------                                           ---------------------------
 William L. Bennett


  /s/   MONIR K. ELZALAKI                   President, Sylvan America, Inc.             March 20, 2002
--------------------------------------      Director                             ---------------------------
 Monir K. Elzalaki


   /s/   VIRGIL H. JURGENSMEYER             Director                                    March 20, 2002
--------------------------------------                                           ----------------------------
 Virgil H. Jurgensmeyer


  /s/   NELSON OBUS                         Director                                    March 20, 2002
--------------------------------------                                           ---------------------------
 Nelson Obus


              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


Exhibit No.                             Description                                              Page No.
-----------                             -----------                                              --------
              Consent of Independent Public Accountants                                             21

              Report of Independent Public Accountants                                              22

              Consolidated Balance Sheets at December 30, 2001 and December 31, 2000                23

              Consolidated Statements of Income for the Years Ended December 30, 2001,
              December 31, 2000 and January 2, 2000                                                 25

              Consolidated Statements of Changes in Shareholders' Equity for the
              Years Ended December 30, 2001, December 31, 2000 and January 2,
              2000                                                                                  26

              Consolidated Statements of Cash Flows for the Years Ended
              December 30, 2001, December 31, 2000 and January 2, 2000                              27

              Notes to Consolidated Financial Statements                                            28

              Schedule II - Valuation and Qualifying Accounts for the Years
              Ended December 30, 2001, December 31, 2000 and January 2, 2000                        43

              Report of Independent Public Accountants on Financial Statement
              Schedule                                                                              44

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

   10.2.10    Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
              Quincy Corporation and Mellon Bank, N.A.                                              (d)

   10.2.11    Index of Other Exhibits to the Revolving Credit Agreement referenced in
              Exhibit 10.2.1                                                                        (d)

   10.5.1     Agreement, dated January 14, 2000, by and between C And C Carriage
              Mushroom Co., t/a Modern Sales Company and Quincy Corporation                         (e)

   10.5.2     Index of Exhibits to the Agreement referenced in Exhibit 10.5.1                       (e)

   10.40      Collective Bargaining Agreement, dated January 21, 2001, between Quincy
              Corporation and the United Farm Workers of America, AFL-CIO                           (f)

   10.41      Notification letter, dated October 12, 2001, regarding Mellon Bank's transfer to Citizens Financial Group, Inc. of its right, title and
              interest in the Revolving Credit Agreement, dated August 6, 1998                      45

   21         Subsidiaries of the Registrant                                                        52

------------------

     (a) This exhibit was previously filed on November 12, 1999 with the company's Form 10-Q quarterly report for the period ended October 3, 1999 and is incorporated herein by reference.

     (b) This exhibit was previously filed on April 2, 1993 with the company's Form 10-K annual report for the fiscal year ended January 3, 1993 and is incorporated herein by reference.

     (c) This exhibit was previously filed on April 1, 1994 with the company's Form 10-K annual report for the fiscal year ended January 2, 1994 and is incorporated herein by reference.

     (d) This exhibit was previously filed on November 10, 1998 as one of Exhibits 10.1 through 10.11 with the company's Form 10-Q quarterly report for the period ended September 27, 1998 and is incorporated herein by reference.

     (e) This exhibit was previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and is incorporated herein by reference.

     (f) This exhibit was previously filed on March 23, 2001 with the company's Form 10-K annual report for the fiscal year ended December 31, 2001 and is incorporated herein by reference.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference in Sylvan Inc.'s Form 10-K of our reports dated February 1, 2002 included or incorporated by reference in the Company's previously filed registration statements on Form S-8 (No. 33-46797 and No. 33-86332), including the prospectuses therein, relating to the Company's 1990 Stock Option Plan and on Form S-8 (No. 33-83962), including the prospectus therein, relating to the Company's 1993 Stock Option Plan for Nonemployee Directors.



                                                    /s/  ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania,
March 20, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Sylvan Inc.:

We have audited the accompanying consolidated balance sheets of Sylvan Inc. (a Nevada corporation) and Subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sylvan Inc. and Subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP


Pittsburgh, Pennsylvania
February 1, 2002

CONSOLIDATED BALANCE SHEETS
SYLVAN INC. AND SUBSIDIARIES

ASSETS
--------------------------------------------------------------------------------------------------
IN THOUSANDS
                                                                 DEC. 30, 2001       DEC. 31, 2000
                                                                 -------------       -------------
Current Assets:
Cash and cash equivalents                                         $   5,072           $   5,371
Trade accounts receivable, net of allowance for doubtful
   accounts of $440 and $497, respectively                           13,133              12,740
Inventories                                                          10,119              10,398
Prepaid income taxes and other expenses                               1,437               1,420
Other current assets                                                  4,206               1,634
                                                                  ---------           ---------

TOTAL CURRENT ASSETS                                                 33,967              31,563
                                                                  ---------           ---------

Property, Plant and Equipment:
Land and improvements                                                 3,711               3,693
Buildings                                                            38,021              35,540
Equipment                                                            51,014              48,072
                                                                  ---------           ---------

                                                                     92,746              87,305

Less- Accumulated depreciation                                      (38,470)            (34,769)
                                                                  ---------           ---------

TOTAL PROPERTY, PLANT AND EQUIPMENT, NET                             54,276              52,536
                                                                  ---------           ---------

INTANGIBLE ASSETS, net of accumulated amortization
   of $4,078 and $3,404, respectively                                11,036              11,899

OTHER ASSETS, net of accumulated amortization
   of $491 and $407, respectively                                     7,811               9,776
                                                                  ---------           ---------

TOTAL ASSETS                                                      $ 107,090           $ 105,774
                                                                  ---------           ---------






       The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
SYLVAN INC. AND SUBSIDIARIES

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
IN THOUSANDS EXCEPT SHARE DATA
                                                                       DEC. 30, 2001       DEC. 31, 2000
                                                                       -------------       -------------
Current Liabilities:
Current portion of long-term debt                                        $   2,430           $     192
Accounts payable - trade                                                     3,833               4,108
Accrued salaries, wages and employee benefits                                2,635               2,653
Other accrued liabilities                                                      905                 896
Income taxes payable                                                           942                 690
                                                                         ---------           ---------

TOTAL CURRENT LIABILITIES                                                   10,745               8,539
                                                                         ---------           ---------

LONG-TERM AND REVOLVING-TERM DEBT                                           37,255              39,871
                                                                         ---------           ---------

Other Long-Term Liabilities:
Other employee benefits                                                      1,362               1,056
Other                                                                        5,162               5,215
                                                                         ---------           ---------

TOTAL OTHER LONG-TERM LIABILITIES                                            6,524               6,271
                                                                         ---------           ---------

MINORITY INTEREST                                                            1,680               1,559

Shareholders' Equity:
Common stock, voting, par value $.001, 10,000,000 shares
    authorized, 6,694,272 and 6,681,601 shares issued in 2001
    and 2000, respectively                                                       7                   7
Additional paid-in capital                                                  17,055              16,885
Retained earnings                                                           60,296              54,467
Less-Treasury stock, at cost, 1,263,953 and 1,156,682 shares in
    2001 and 2000, respectively                                            (13,136)            (11,917)
                                                                         ---------           ---------
                                                                            64,222              59,442

Accumulated other comprehensive income                                     (13,336)             (9,908)
                                                                         ---------           ---------

TOTAL SHAREHOLDERS' EQUITY                                                  50,886              49,534
                                                                         ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 107,090           $ 105,774
                                                                         ---------           ---------





       The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
SYLVAN INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS EXCEPT SHARE DATA
                                                                            2001                 2000                  1999
                                                                        -----------           -----------           -----------
NET SALES                                                               $    85,911           $    85,947           $    89,841
                                                                        -----------           -----------           -----------

Operating Costs and Expenses:
Cost of sales                                                                49,818                47,937                52,722
Selling and administrative                                                   18,006                19,500                19,474
Research and development                                                      1,721                 1,763                 1,583
Depreciation                                                                  5,375                 5,233                 5,506
                                                                        -----------           -----------           -----------
                                                                             74,920                74,433                79,285
                                                                        -----------           -----------           -----------

OPERATING INCOME                                                             10,991                11,514                10,556

INTEREST EXPENSE, NET                                                         2,532                 2,529                 2,231

OTHER INCOME (EXPENSE)                                                          (19)                 (155)                   (1)
                                                                        -----------           -----------           -----------
INCOME BEFORE INCOME TAXES                                                    8,440                 8,830                 8,324
                                                                        -----------           -----------           -----------
Provision for Income Taxes:
Current                                                                       2,216                 2,206                 1,823
Deferred                                                                        274                  (226)                  308
                                                                        -----------           -----------           -----------
                                                                              2,490                 1,980                 2,131
                                                                        -----------           -----------           -----------

INCOME BEFORE MINORITY INTEREST IN INCOME OF
   CONSOLIDATED SUBSIDIARIES                                                  5,950                 6,850                 6,193
                                                                        -----------           -----------           -----------
MINORITY INTEREST IN INCOME OF CONSOLIDATED
  SUBSIDIARIES                                                                  121                   168                    65
                                                                        -----------           -----------           -----------
NET INCOME                                                              $     5,829           $     6,682           $     6,128
                                                                        -----------           -----------           -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                  5,500,799             5,658,860             6,112,007
                                                                        -----------           -----------           -----------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES                                                       5,551,673             5,665,974             6,130,694
                                                                        -----------           -----------           -----------
NET INCOME PER SHARE - BASIC                                            $      1.06           $      1.18           $      1.00
                                                                        -----------           -----------           -----------
NET INCOME PER SHARE - DILUTED                                          $      1.05           $      1.18           $      1.00
                                                                        -----------           -----------           -----------



       The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
SYLVAN INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS EXCEPT SHARE DATA
                                                                                                      ACCUMULATED
                                                                                                      OTHER           TOTAL
                                                       ADDITIONAL                                     COMPRE-         SHARE-
                                        COMMON         PAID-IN         RETAINED       TREASURY        HENSIVE         HOLDERS'
                                        STOCK          CAPITAL         EARNINGS       STOCK           INCOME          EQUITY
                                        ------         --------        --------       --------        ---------       --------
BALANCE, Jan. 3, 1999                   $      7       $ 16,443        $ 41,657       $ (2,318)       $ (5,525)       $ 50,264

Net income                                    --             --           6,128             --              --           6,128

Foreign currency translation
   adjustment                                 --             --              --             --          (5,081)         (5,081)
Minimum pension liability
   adjustment                                 --             --              --             --           3,403           3,403
                                        --------       --------        --------       --------        --------        --------
     Comprehensive income                                                                                                4,450
Exercise of 34,400 stock options,
   net of tax                                 --            358              --             --              --             358
Purchase of treasury stock                    --             --              --         (7,848)             --          (7,848)
                                        --------       --------        --------       --------        --------        --------

BALANCE, Jan. 2, 2000                          7         16,801          47,785        (10,166)         (7,203)         47,224

Net income                                    --             --           6,682             --              --           6,682

Foreign currency translation
   adjustment                                 --             --              --             --          (2,705)         (2,705)
                                        --------       --------        --------       --------        --------        --------
     Comprehensive income                                                                                                3,977
Exercise of 10,000 stock options
   and compensation expense, net
   of tax                                     --            104              --             53              --             157
Purchase of treasury stock                    --             --              --         (2,017)             --          (2,017)
Issuance of treasury stock                    --            (20)             --            213              --             193
                                        --------       --------        --------       --------        --------        --------

BALANCE, Dec. 31, 2000                         7         16,885          54,467        (11,917)         (9,908)         49,534

Net income                                    --             --           5,829             --              --           5,829

Foreign currency translation
   adjustment                                 --             --              --             --          (3,092)         (3,092)
Unrealized losses on derivatives
   designated and qualified as
   cash flow hedges, net of tax               --             --              --             --            (336)           (336)
                                        --------       --------        --------       --------        --------        --------
     Comprehensive income                                                                                                2,401
 Exercise of 12,671 stock
  options and compensation
  expense, net
    of tax                                    --            170              --             --              --             170
Purchase of treasury stock                    --             --              --         (1,219)             --          (1,219)
                                        --------       --------        --------       --------        --------        --------
BALANCE, DEC. 30, 2001                  $      7       $ 17,055        $ 60,296       $(13,136)       $(13,336)       $ 50,886
                                        --------       --------        --------       --------        --------        --------



       The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SYLVAN INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------
IN THOUSANDS
                                                                    2001            2000            1999
                                                                  --------        --------        --------
CASH FLOWS FROM OPERATIONS:
Net income                                                        $  5,829        $  6,682        $  6,128

Adjustments to reconcile net income to net cash provided by
operations:
Depreciation and amortization                                        6,114           5,998           6,226
Employee benefits                                                      373            (193)            706
Trade accounts receivable                                             (753)           (183)           (248)
Inventories                                                              1            (697)           (562)
Prepaid expenses and other assets                                     (852)           (900)           (427)
Accounts payable, accrued expenses and other liabilities               (35)         (1,072)           (860)
Minority interest                                                      157             319             111
Other                                                                 (155)           (212)          1,879
                                                                  --------        --------        --------
NET CASH PROVIDED BY OPERATIONS                                     10,679           9,742          12,953
                                                                  --------        --------        --------

CASH FLOWS FROM INVESTING:
Expenditures for property, plant and equipment                      (8,744)         (7,012)         (7,813)
Proceeds from sale of fixed assets                                     145             908             144
Payment for acquisition, net of cash acquired                           --              --          (4,574)
Earn-out payment on prior period acquisition                          (125)           (125)             --
                                                                  --------        --------        --------
NET CASH USED IN INVESTING                                          (8,724)         (6,229)        (12,243)
                                                                  --------        --------        --------

CASH FLOWS FROM FINANCING:
Principal payments on long-term debt                                  (285)            (72)           (823)
Proceeds from long-term debt borrowings                                 49             172              --
Net (repayments) borrowings under revolving credit loan               (509)         (3,350)          9,756
Proceeds from exercise of stock options                                134              87             293
Purchase of treasury shares                                         (1,219)         (2,017)         (7,848)
                                                                  --------        --------        --------
NET CASH (USED IN) PROVIDED BY FINANCING                            (1,830)         (5,180)          1,378
                                                                  --------        --------        --------
EFFECT OF EXCHANGE RATES ON CASH                                      (424)           (563)           (984)
                                                                  --------        --------        --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (299)         (2,230)          1,104

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       5,371           7,601           6,497
                                                                  --------        --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  5,072        $  5,371        $  7,601
                                                                  --------        --------        --------

Supplemental Disclosure of Cash Flow Data:
Interest paid                                                     $  2,402        $  2,651        $  2,429
Income taxes paid                                                    2,394           2,153           1,190

Supplemental Schedule of Noncash Investing and Financial
  Activities:
Acquisition of Businesses:
Fair value of assets acquired                                     $     --        $     --        $  4,879
Cash paid for assets or capital stock                                   --              --          (4,574)
                                                                  --------        --------        --------

LIABILITIES ASSUMED                                               $     --        $     --        $    305
                                                                  --------        --------        --------

       The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SYLVAN INC. AND SUBSIDIARIES


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING PERIOD

The company maintains its accounting records on a 52-53 week fiscal year ending the Sunday nearest December 31. The 2001, 2000 and 1999 fiscal years were 52 weeks.

PRINCIPLES OF CONSOLIDATION

The accounts of majority-owned or controlled subsidiaries are included in the company's statements only for the period subsequent to their acquisition. All material intercompany transactions and balances have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

All cash equivalents are stated at cost, which approximates market. The company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. In addition, the company maintains a French-franc denominated cash balance of approximately FF16.2 million ($2.2 million) with a U.S. bank in support of a loan advanced by a European bank. This balance is reported under "Other Current Assets" and "Other Assets" in the accompanying consolidated balance sheets as of December 30, 2001 and December 31, 2000, respectively.

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

For financial reporting purposes, the company considers its depreciable assets to have the following useful lives:

                    Land improvements                      10-20 years
                    Buildings                              30-40 years
                    Equipment                               2-15 years

The company owns two satellite mushroom growing facilities, which have an aggregate cost of $1.4 million and accumulated depreciation of $38,000, based on a 20-year estimated useful life. Each of the facilities is leased to an unrelated third party for $100,000 per year. The leases have an initial one-year term and may be extended for an additional five years. The lessees have the right to purchase the satellite assets at Sylvan's original cost of construction after the completion of the first year's lease term.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

REVENUE RECOGNITION

The company recognizes revenue when the title and risk of loss of the goods sold pass to the customer.

EARNINGS PER COMMON SHARE

Earnings per share were calculated using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding.

The following table reflects the calculation of earnings per share:

IN THOUSANDS EXCEPT SHARE DATA
                                                                YEAR ENDED
                                             ----------------------------------------------
                                             DEC. 30, 2001    DEC. 31, 2000    JAN. 2, 2000
                                             -------------    -------------    ------------
     Basic Earnings Per Share:
     Net income                               $    5,829       $    6,682       $    6,128
     Average shares outstanding                5,500,799        5,658,860        6,112,007
                                              ----------       ----------       ----------

     Earnings per share                       $     1.06       $     1.18       $     1.00
                                              ==========       ==========       ==========

     Diluted Earnings Per Share:
     Net income                               $    5,829       $    6,682       $    6,128
     Average shares outstanding                5,500,799        5,658,860        6,112,007
     Effect of stock options                      50,874            7,114           18,687
                                              ----------       ----------       ----------
     Diluted average shares outstanding        5,551,673        5,665,974        6,130,694
                                              ----------       ----------       ----------

     Earnings per share                       $     1.05       $     1.18       $     1.00
                                              ==========       ==========       ==========

Options to purchase approximately 305,000, 638,000 and 570,000 shares of common stock for the fiscal years ended 2001, 2000 and 1999, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the company's common shares for the respective years.

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

FOREIGN CURRENCY EXCHANGE RISK MANAGEMENT

The company evaluates and hedges foreign currency exchange risk exposure on a transaction-by-transaction basis. As of December 30, 2001, the company had no outstanding foreign currency exchange contracts.

INTEREST RATE RISK MANAGEMENT

The company uses interest rate swap agreements to convert a portion of its floating rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future results. The company has these agreements with its banks as counterparties. The agreements replace the floating (euro rate) LIBOR basis with a 90-day fixed LIBOR basis as described in the table below. At the end of each 90-day period, the company and its counterparties make appropriate payments to settle the difference between the floating rate LIBOR and the fixed rate LIBOR. When the floating rate LIBOR exceeds the fixed rate LIBOR at the beginning of a 90-day term, the counterparties will pay the difference between the rates for the appropriate notional amount to the company. Conversely, when the fixed rate exceeds the floating rate, the company will pay its counterparties. Amounts receivable or payable under these swap agreements are recorded as an adjustment to interest expense. The company's contractual swap agreements as of December 30, 2001 are as follows:

                                                                   FAIR                           LIBOR
NOTIONAL             EFFECTIVE               EXPIRATION            MARKET             FIXED       MAXIMUM
AMOUNT               DATE                    DATE                  VALUE              RATE        RATE
-------------        -----------------       ---------------       ----------         ----        -------
$ 10,000,000         February 25, 2000       August 25, 2007       $ (443,238)        5.48%        7.00%
$  5,000,000           October 4, 1999       October 4, 2002         (140,074)        5.02%          --


Additionally, the counterparty to the $5 million swap presented above has the ability to extend the swap on October 4, 2002 for an additional one-year period. The fair market value of this swaption as of December 30, 2001 was ($57,790).

On January 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted by the company, resulting in the recording of current assets of $68,000, long-term assets of $272,000, current liabilities of $66,000, long-term liabilities of $190,000 and a decrease in accumulated other comprehensive income of $56,000.

Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through August 2007. The fair value of these contracts, as determined by the counterparties, is recorded in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. The company expects to expense $36,000 in 2002 related to these derivative instruments, based on interest rates at December 30, 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the amount at which the instruments could be exchanged in a transaction between willing parties. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments. Additionally, interest rate swaps are recorded at fair value in accordance with SFAS No. 133.

Valuations for long-term debt are determined based on borrowing rates currently available to the company for loans with similar terms, currencies and maturities and were as follows:

              IN THOUSANDS                DEC. 30, 2001         DEC. 31, 2000
                                          -------------         -------------
              Fair Value                    $ 39,162              $ 39,506
              Carrying Amount                 39,685                40,063


The company's financial instruments are not held for trading purposes.

COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following:

IN THOUSANDS                                                      DEC. 30, 2001        DEC. 31, 2000
                                                                  -------------        -------------
Foreign currency translation adjustments                            $(13,000)            $ (9,908)
Unrealized losses on derivatives and qualified cash flow
  hedges, net of tax                                                    (336)                  --
                                                                    --------             --------
Total accumulated other comprehensive income                        $(13,336)            $ (9,908)
                                                                    ========             ========

INTANGIBLE ASSETS

Intangible assets consist of the excess of cost over net assets of acquired companies and are being amortized over 30 years or less. Subsequent to its acquisitions, the company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of intangible assets may warrant revision, or that the remaining balance of intangible assets may not be recoverable. The company's evaluations have not resulted in any revision to intangible assets or their related amortization periods.

RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and amortization of indefinitely-lived intangible assets and provides for impairment tests to be performed at least annually. Sylvan adopted this pronouncement on December 31, 2001, which was the first day of Sylvan's 2002 fiscal year. During January 2002, the company retained a professional services firm to complete the initial assessment to test for transitional goodwill impairment. Management does not believe that an initial impairment loss will result. In compliance with SFAS No. 142, the first step of this assessment will be completed by June 30, 2002. During the year ended December 30, 2001, the company recorded goodwill amortization of approximately $0.5 million.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under its provisions, all tangible long-lived assets, whether to be held and used or to be disposed of by sale or other means, will be tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Sylvan adopted this pronouncement on December 31, 2001. The adoption of this pronouncement did not have a material impact on the company.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior-year financial statements to be consistent with the current-year presentation.

2.  ACQUISITIONS:

In November 1999, the company acquired most of the assets of the J.B. Swayne Spawn Company of Kennett Square, Pennsylvania, a modern production facility that distributed its product within North America. The purchase price, after two contingent consideration payments of $125,000, was $4.8 million. This acquisition has been accounted for as a purchase transaction in accordance with APB No. 16. As a result of the two contingent payments and the completion of the final purchase allocations, the purchase price exceeded the fair value of the net assets acquired by $1.5 million. Had the acquisition taken place at the beginning of 1999, the pro forma impact on sales, net income and diluted earnings per share would not have been materially different from the amounts reported.

3.  INVENTORIES:

Inventories are summarized as follows:

IN THOUSANDS
                                           DEC. 30, 2001      DEC. 31, 2000
                                           -------------      -------------

Growing crops and compost material            $ 5,466            $ 5,521
Stores and other supplies                       1,493              1,410
Finished products                               3,160              3,467
                                              -------            -------
                                              $10,119            $10,398
                                              =======            =======

4.  LONG-TERM DEBT, BORROWING AND LEASE ARRANGEMENTS:

The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. The average borrowings under this agreement were $37.3 million during 2002. This aggregate outstanding balance will decline over the life of the agreement as follows:

                  PERIOD                      MAXIMUM AGGREGATE
                  BEGINNING                   OUTSTANDING BALANCE
                  --------------              -------------------
                  AUGUST 6, 2003                $  50.0 million
                  AUGUST 6, 2004                   45.0 million

Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin), at the company's option. On December 30, 2001, the company had outstanding borrowings under the agreement of $36.1 million. The revolving credit loans mature on August 5, 2005. The company intends to extend the terms of the revolving credit agreement or secure a similar arrangement through August 2007, which is concurrent with the expiration date of the longest-term interest rate swap.

The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

In 1995, the company obtained Dutch guilder financing for the acquisition of plant and machinery in the Netherlands. As of December 30, 2001, approximately $0.7 million was outstanding on this loan, which has a term of 15 years and a fixed rate of interest of 6.2%. The company has granted a security interest over certain Dutch assets to secure these borrowings.

The company has a French-franc denominated loan of FF16.2 million ($2.2 million). Interest is payable based on a formula that utilizes a Paris Interbank Offer Rate plus an applicable margin. Repayment was due in January 2002. As of December 30, 2001, the loan was supported by a compensating cash balance maintained at a U.S. bank.

The company incurred approximately $2.6 million in gross interest expense during 2001, including $132,000 of interest charges related to interest hedges accounted for under SFAS No. 133. The weighted average interest rate was 6.7%. The contractual principal payments due under the company's loan agreements are as follows:

IN THOUSANDS
                2002                            $  2,430
                2003                                 168
                2004                                  66
                2005                              36,521
                2006                                  53
                Thereafter                           447
                                                --------
                TOTAL                           $ 39,685
                                                ========

The company has entered into various noncancelable operating leases expiring at various dates through August 31, 2005, primarily for production and office space. During the years ended December 30, 2001, December 31, 2000 and January 2, 2000, rental expense included in the statements of income was $590,000, $567,000, and $432,000, respectively.

Future minimum lease commitments for all noncancelable leases are as follows:

IN THOUSANDS
                2002                            $  461
                2003                               121
                2004                                92
                2005                                44
                2006                                --
                Thereafter                          --
                                                ------
                TOTAL                           $  718
                                                ======

5.  ACCRUED SALARIES, WAGES AND EMPLOYEE BENEFITS:

Accrued salaries, wages and employee benefits were composed of the following:

IN THOUSANDS
                             DEC. 30, 2001     DEC. 31, 2000
                             -------------     -------------
Accrued compensation            $2,030            $1,798
Accrued vacation                   533               648
Other                               72               207
                                ------            ------

TOTAL                           $2,635            $2,653
                                ======            ======


6.  INCOME TAXES:

The company files a consolidated U.S. federal income tax return with its wholly owned U.S. subsidiaries. The company does not provide for federal income taxes on unremitted earnings of non-U.S. subsidiaries.

The amounts of income before income taxes attributable to domestic and foreign operations were as follows:

IN THOUSANDS
                                    YEAR ENDED
                 ------------------------------------------------
                 DEC. 30, 2001    DEC. 31, 2000      JAN. 2, 2000
                 -------------    -------------      ------------
Domestic            $3,405            $3,308            $1,992
Foreign              5,035             5,522             6,332
                    ------            ------            ------

TOTAL               $8,440            $8,830            $8,324
                    ======            ======            ======


The provision (benefit) for income taxes consisted of the following:

IN THOUSANDS
                                                           YEAR ENDED
                                      ---------------------------------------------------
                                      DEC. 30, 2001      DEC. 31, 2000       JAN. 2, 2000
                                      -------------      -------------       ------------
Current:
  Federal                                $   970            $   861             $   388
  State                                       23                (78)               (112)
  Foreign                                  1,223              1,423               1,547

Deferred                                     192                266                 407

Change in Valuation Allowance                 82               (492)                (99)
                                         -------            -------             -------
                                         $ 2,490            $ 1,980             $ 2,131
                                         =======            =======             =======

A reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to income before income taxes and the actual provision for income taxes is as follows:

IN THOUSANDS
                                                                                   YEAR ENDED
                                                              -----------------------------------------------------
                                                              DEC. 30, 2001       DEC. 31, 2000        JAN. 2, 2000
                                                              -------------       -------------        ------------
Income tax at U.S. federal statutory rate                        $ 2,869             $ 3,002             $ 2,830
State income taxes, net of federal income tax benefit                 37                  (5)                (74)
Foreign taxes at rates other than effective U.S.
  rates                                                             (488)               (462)               (471)
Net (permanent benefits) nondeductible charges                       (24)                (67)                (34)
Change in tax valuation allowance                                     82                (492)                (99)
Other, net                                                            14                   4                 (21)
                                                                 -------             -------             -------
TOTAL PROVISION FOR INCOME TAXES                                 $ 2,490             $ 1,980             $ 2,131
                                                                 =======             =======             =======

Temporary differences which generate significant portions of the company's deferred tax assets and liabilities as of December 30, 2001 and December 31, 2000 were as follows:

IN THOUSANDS
                                                    DEC. 30, 2001       DEC. 31, 2000
                                                    -------------       -------------
Postretirement benefits other than pensions            $  (344)            $  (371)
Depreciation                                             3,407               3,522
Prepaid pension asset                                    2,213               2,007
Net operating loss carryforwards                        (2,285)             (2,035)
Other, net                                                (247)               (489)
                                                       -------             -------
Total                                                    2,744               2,634
Less- Valuation allowance                                1,452               1,370
                                                       -------             -------

NET DEFERRED TAX LIABILITIES                           $ 4,196             $ 4,004
                                                       -------             -------


Included in net deferred tax liabilities at December 30, 2001 are unrealized tax benefits amounting to $2.3 million related to net operating loss carryforwards. The realization of these tax benefits is contingent on future taxable net income being generated by certain foreign and domestic operations. A $0.5 million state tax benefit resulted from the merger of two of the company's subsidiaries in the fourth quarter of 2000. The life of the carryforwards is determined by various foreign and state taxation jurisdictions. Approximately $0.4 million of the net operating losses has an indefinite carryforward period. The remaining $1.9 million of net operating losses will expire between 2002 and 2016. The company has recognized a valuation allowance that reduces the carrying value of unrealized net deferred tax benefits relating to net operating loss carryforwards to offset the deferred tax benefits that may not be realized.

7.  STOCK OPTIONS:

In June 1991, the shareholders approved a stock option plan (the 1990 Plan) for employees and others who perform substantial services for the company. In April 1999, the shareholders approved an amendment and restatement of the 1990 Plan to provide for an increase to 1,700,000 in the number of shares of the company's stock which are available for the granting of options. In June 1993, the shareholders approved a stock option plan (the 1993 Plan) for nonemployee directors of the company, covering 100,000 shares of common stock. The company accounts for both plans under the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for options granted at fair market value. Had compensation cost for these plans been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share (EPS) would have been reduced to the following pro forma amounts:

IN THOUSANDS EXCEPT PER SHARE DATA
                                                        YEAR ENDED
                                          ---------------------------------------
                                            2001           2000            1999
                                          --------       ---------       --------
Net Income:         As Reported           $  5,829       $   6,682       $  6,128
                    Pro Forma                5,024           5,964          5,500

Diluted EPS:        As Reported           $   1.05       $    1.18       $   1.00
                    Pro Forma                 0.91            1.05           0.90

The company's Board of Directors, through its Stock Option and Compensation Committee, may grant options under the 1990 Plan. Grants under the 1993 Plan are nondiscretionary. The Committee has granted options (net of cancellations) for 1,289,083 shares through December 30, 2001 under the 1990 Plan and 87,000 shares have been granted under the 1993 Plan. Under both plans, the option exercise price equals the stock's market price on the date of grant. The 1990 Plan options are exercisable one year from the grant date in installments over a period of three years and expire after ten years. The 1993 Plan options are exercisable six months from the grant date and expire ten years after the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 2001, 2000 and 1999, respectively: risk-free interest rates of 3.62%, 5.74% and 5.85%; no expected dividend yields; expected lives of 8.0 years; expected volatility of 34%, 34% and 32%.

A summary of the status of the company's stock option plans at December 30, 2001, December 31, 2000, and January 2, 2000, and changes during the years then ended, is presented in the table and narrative below:

SHARES IN THOUSANDS
                                            2001                     2000                     1999
                                     -----------------        ------------------         ------------------
                                              WEIGHTED                  WEIGHTED                   WEIGHTED
                                              AVERAGE                   AVERAGE                    AVERAGE
                                              EXERCISE                  EXERCISE                   EXERCISE
                                     SHARES   PRICE           SHARES    PRICE            SHARES    PRICE
                                     ------   --------        ------    ---------        ------    --------
Outstanding at beginning of year      841     $ 11.21           859     $ 11.54           769      $ 11.69
Granted                                 3       12.50           132        8.75           136         9.99
Exercised                             (13)      10.05           (10)       8.75           (34)        8.53
Forfeited                              (4)      12.74          (140)      11.08           (12)       12.62
                                     ----     -------         -----     -------         -----      -------
OUTSTANDING AT END OF YEAR            827       11.22           841       11.21           859        11.54
                                     ----     -------         -----     -------         -----      -------
Exercisable at end of year            703       11.60           570       11.64           556        11.27
Weighted average fair value of
  options granted                             $  5.73                   $  4.50                    $  5.04


As of December 30, 2001, the characteristics of the stock options under both plans were as follows:

                                                                        RANGES OF EXERCISE PRICES
                                                                 --------------------------------------
                                                                 $8.625-$12.875           $13.00-$15.00
                                                                 --------------           -------------
           Outstanding Options:
              Number                                                 632,270                  194,334
              Weighted Average Exercise Price                      $   10.40                $   13.92
              Weighted Average Remaining
              Contractual Life (in years)                                5.7                      6.6
           Exercisable Options:
              Number                                                 508,941                  194,334
              Weighted Average Exercise Price                      $   10.71                $   13.92
           Nonexercisable Options:
              Number                                                 123,329                       --
              Weighted Average Exercise Price                      $    9.11                $      --


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

The accumulated benefit obligations at December 30, 2001 and December 31, 2000 were $30.1 million and $30.3 million, respectively, all of which were fully vested. The plan's assets consist primarily of U.S. government obligations, temporary deposits, common stocks and corporate obligations.

The plan's funded status and amounts recognized in the company's consolidated financial statements, together with certain accumulated postretirement medical benefit obligations, are set forth in the following tables:

IN THOUSANDS
                                              PENSION BENEFITS                                OTHER BENEFITS
                                 --------------------------------------------  -------------------------------------------
                                 DEC. 30, 2001   DEC. 31, 2000  JAN. 2, 2000   DEC. 30, 2001   DEC. 31, 2000  JAN. 2, 2000
                                 -------------   -------------  ------------   -------------   -------------  ------------
Change in benefit obligation:
Benefit obligation at
  beginning of year                $ 30,252         $ 30,109      $ 33,886        $  985          $ 1,044       $    716
Interest cost                         2,174            2,176         2,132            69               71             71
Actuarial (gain) loss                    --              302        (3,595)          (17)             (41)           357
Benefits paid                        (2,341)          (2,335)       (2,314)         (106)             (89)          (100)
                                   ---------        --------      --------        ------          -------       --------
BENEFIT OBLIGATION AT END OF
  YEAR                             $ 30,085         $ 30,252      $ 30,109        $  931          $   985       $  1,044
                                   --------         --------      --------        ------          -------       --------


Change in plan assets:
Fair value of plan assets at
  beginning of year                $ 33,849         $ 34,362      $ 33,867        $   --          $    --       $     --
Actual return on plan assets         (1,288)           1,822         2,809            --               --             --
Employer contributions                   --               --            --           106               89            100
Benefits paid                        (2,341)          (2,335)       (2,314)         (106)             (89)          (100)
                                   --------        ---------      --------        ------          -------       --------
FAIR VALUE OF PLAN ASSETS AT
  END OF YEAR                      $ 30,220         $ 33,849      $ 34,362        $   --          $    --       $     --
                                   --------         --------      --------        -------         -------       --------

Reconciliation of funded
status:
Funded status                      $    135         $  3,597      $  4,253        $ (931)         $  (985)      $ (1,044)
Unrecognized net actuarial
  loss                                6,372            2,307         1,003            43               60            100
Unrecognized prior service
   cost                                  --               --            --           (49)             (56)           (61)
                                   --------        ---------       -------        ------          -------       --------
PREPAID (ACCRUED)
   BENEFIT LIABILITY               $  6,507         $  5,904      $  5,256        $ (937)         $  (981)      $ (1,005)
                                   --------        ---------      --------        ------          -------       --------
Weighted-average assumptions
as of October 31 of each
fiscal year:
Discount rate                          7.50%            7.50%         7.50%         7.50%            7.50%          7.50%
Expected return on plan assets         9.00%            9.00%         9.00%           --               --             --

Components of net periodic
pension cost (income):
Interest cost                      $  2,174       $   2,176       $  2,132        $   69          $    71       $     71
Expected return on plan assets       (2,778)         (2,824)        (2,755)           --               --             --
Amortization of prior service
  cost                                   --              --             --            (6)              (6)            (6)
Recognized net actuarial loss            --              --             52            --               --              5
                                   --------       ---------       --------        ------          -------       --------
NET PERIODIC
   BENEFIT COST
   (INCOME)                        $   (604)      $    (648)      $   (571)       $   63          $    65       $     70
                                   --------       ---------       --------        ------          -------       --------


IN THOUSANDS                                    PENSION BENEFITS                               OTHER BENEFITS
                                  --------------------------------------------- ---------------------------------------------

                                    DEC. 30,        DEC. 31,         JAN. 2,         DEC. 30,       DEC. 31,       JAN. 2,
                                      2001            2000            2000             2001           2000          2000
                                  --------------  -------------  --------------  -------------  -------------- --------------

Assumed health care cost trend:
Initial trend rate                                                                  6.56%          6.95%           7.34%
Ultimate trend rate                                                                 5.00%          5.00%           5.00%
Year ultimate trend reached                                                         2005           2005            2005


A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                               ONE PERCENTAGE                  ONE PERCENTAGE
                                               POINT INCREASE                  POINT DECREASE
                                               --------------                  --------------
Effect on total of service and
   interest cost components
   for 2001                                         $  6                          $  (5)
Effect on 2001 postretirement
   benefit obligation                                 80                            (70)


Additionally, during 1999 certain hourly-paid workers at the company's Quincy Farms subsidiary became participants in a union-sponsored, collectively bargained, multi-employer pension plan to which the company makes contributions based on negotiated fixed amounts per hour per employee. Expenses recorded in connection with this plan for fiscal years 2001, 2000 and 1999 were $38,000, $30,000 and $33,000, respectively.

The collective bargaining agreement dated January 21, 2001 with the union representing certain hourly workers of Quincy Farms contains a profit sharing bonus provision. The contract covers the 2001, 2002 and 2003 fiscal years. The bonus pool is calculated on Quincy's incremental operating income greater than base amounts. Expense recorded for this plan during 2001 was $85,000.

9.  NATURE OF OPERATIONS AND BUSINESS SEGMENT INFORMATION:

Sylvan is a worldwide producer and distributor of products for the mushroom industry, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: Spawn Products, which includes spawn-related products, services and bioproducts, and Fresh Mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. The Fresh Mushrooms Segment is comprised of Quincy Farms, a large, regional producer of fresh mushrooms.

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

IN THOUSANDS
                                                    SPAWN         FRESH         TOTAL
                                                    PRODUCTS      MUSHROOMS     REPORTABLE
                                                    SEGMENT       SEGMENT       SEGMENTS
                                                    --------      ---------     ----------
Total Revenues                            2001      $ 63,559      $ 23,621      $ 87,180
                                          2000        65,199        22,035        87,234
                                          1999        61,945        29,176        91,121

Intersegment Revenues                     2001      $  1,269      $    --       $  1,269
                                          2000         1,287           --          1,287
                                          1999         1,280           --          1,280

Depreciation Expense                      2001      $  3,793      $  1,549      $  5,342
                                          2000         3,578         1,623         5,201
                                          1999         3,824         1,624         5,448

Operating Income                          2001      $ 11,849      $  2,642      $ 14,491
                                          2000        13,368         2,135        15,503
                                          1999        12,930         1,425        14,355

Net Fixed Asset Expenditures              2001      $  6,330      $  2,236      $  8,566
                                          2000         5,191           911         6,102
                                          1999         7,171           487         7,658

Assets                                    2001      $ 79,700      $ 19,040      $ 98,740
                                          2000        76,462        21,565        98,027
                                          1999        79,166        23,385       102,551


RECONCILIATION TO CONSOLIDATED FINANCIAL DATA

IN THOUSANDS
                                                   2001             2000           1999
                                                 ---------       ---------       ---------
Revenues:
Total for reportable segments                    $  87,180       $  87,234       $  91,121
Elimination of intersegment revenues                (1,269)         (1,287)         (1,280)
                                                 ---------       ---------       ---------
TOTAL CONSOLIDATED REVENUES                      $  85,911       $  85,947       $  89,841
                                                 ---------       ---------       ---------

Depreciation Expense:
Total for reportable segments                    $   5,342       $   5,201       $   5,448
Unallocated corporate expenses                          33              32              58
                                                 ---------       ---------       ---------
TOTAL CONSOLIDATED DEPRECIATION
   EXPENSE                                       $   5,375       $   5,233       $   5,506
                                                 ---------       ---------       ---------

Operating Income:
Total for reportable segments                    $  14,491       $  15,503       $  14,355
Unallocated corporate expenses                      (3,500)         (3,989)         (3,799)
                                                 ---------       ---------       ---------
TOTAL CONSOLIDATED OPERATING
   INCOME                                        $  10,991       $  11,514       $  10,556
                                                 ---------       ---------       ---------

Net Fixed Asset Expenditures:
Total for reportable segments                    $   8,566       $   6,102       $   7,658
Unallocated corporate expenditures                      33               2              11
                                                 ---------       ---------       ---------
TOTAL CONSOLIDATED NET FIXED
   ASSET EXPENDITURES                            $   8,599       $   6,104       $   7,669
                                                 ---------       ---------       ---------

Assets:
Total for reportable segments                    $  98,740       $  98,027       $ 102,551
Prepaid pension asset from former operation          6,507           5,904           5,256
Unallocated corporate assets                         1,843           1,843           1,688
                                                 ---------       ---------       ---------
TOTAL CONSOLIDATED ASSETS                        $ 107,090       $ 105,774       $ 109,495
                                                 ---------       ---------       ---------

GEOGRAPHIC ANALYSIS OF NET LONG-LIVED ASSETS

IN THOUSANDS
                                                                 OTHER FOREIGN
                  UNITED STATES     FRANCE         NETHERLANDS   COUNTRIES       TOTAL
                  -------------     -------        -----------   -------------   --------
      2001           $ 26,161       $ 9,219        $ 4,457       $ 14,439        $ 54,276
      2000             25,225         8,560          5,089         13,662          52,536
      1999             25,669         8,683          5,624         14,273          54,249


GEOGRAPHIC ANALYSIS OF REVENUES BASED ON LOCATION OF CUSTOMER

IN THOUSANDS
                                                                 OTHER FOREIGN
                  UNITED STATES     FRANCE         NETHERLANDS   COUNTRIES       TOTAL
                  -------------     -------        -----------   -------------   --------
      2001           $ 40,660       $ 6,779        $ 8,880        $ 29,592       $ 85,911
      2000             41,703         7,440          8,778          28,026         85,947
      1999             43,543         8,037          9,822          28,439         89,841

Most of Sylvan's Fresh Mushrooms Segment sales in 2001 and 2000 were to C And C Carriage Mushroom Company. C And C began purchasing and marketing all of Quincy's production in January 2000. The $23.0 million and $20.8 million of fresh mushrooms purchased from Quincy represented 27% and 24% of Sylvan's consolidated net sales in 2001 and 2000, respectively. C And C is not affiliated with Sylvan or any of its subsidiaries and the purchase and marketing contract, dated January 14, 2000, carries an initial term of five years.

No other single customer accounted for 10% or more of Sylvan's sales during the years ended December 30, 2001, December 31, 2000 or January 2, 2000. The majority of the company's $13.1 million in trade accounts receivable are from regional mushroom growers and composters. Approximately $2.0 million of the receivable is due from C And C and is partially secured by a letter of credit for $1.25 million.

Sylvan sells its products to customers primarily in North America and Europe. Credit sales are also made to customers in Australia, Asia, Africa and South America. Many of these customers are privately held businesses with limited capital resources. The company performs ongoing credit evaluations of customers, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

10.  RELATED-PARTY TRANSACTIONS:

During fiscal years 2001, 2000 and 1999, a nonemployee director's business interests purchased spawn and spawn-related products at fair market value totaling $589,000, $621,000 and $659,000, respectively. These business interests purchased mushrooms and services at fair market value totaling $5,000 in 2001 and $83,000 in 1999 in trading with the company's subsidiaries.

                                                                     Sxhedule II

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)
                   ------------------------------------------

                        VALUATION AND QUALIFYING ACCOUNTS

            FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000

                               AND JANUARY 2, 2000

                                 (In Thousands)

                         ----------Additions-----------
                            Balance at       Charged to                        Deductions                           Balance
                            Beginning         Costs and                           from                              at End
Description                 of Period         Expenses       Recoveries        Reserves (a)      Other (b)         of Period
-----------------------------------------------------------------------------------------------------------------------------
Year ended
   December 30,
   2001-
     Allowance for
     doubtful
     accounts                 $ 497            $ 107            $   0            $(125)            $ (39)            $ 440
                              =====            =====            =====            =====             =====             =====

Year ended
   December 31,
   2000-
     Allowance for
     doubtful
     accounts                 $ 826            $ 251            $   0            ($558)            ($ 22)            $ 497
                              =====            =====            =====            =====             =====             =====

Year ended
   January 2,
   2000-
     Allowance for
     doubtful
     accounts                 $ 710            $ 524            $   0            ($379)            ($ 29)            $ 826
                              =====            =====            =====            =====             =====             =====



   (a)    Represents uncollected accounts charged against the allowance.

   (b)    Represents the effect of currency translation adjustments.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Sylvan Inc.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Sylvan Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                   /s/  ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania,
February 1, 2002