Form 10-Q
period 2002-03-31
SYLVAN INC
filed 2002-05-09
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

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



  Number of shares of common stock outstanding as of April 19, 2002...5,431,831

                          SYLVAN INC. AND SUBSIDIARIES

                                      INDEX

                                                                                Page No.
                                                                                --------

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  March 31, 2002 and December 30, 2001..............................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended March 31, 2002 and April 1, 2001............................5

                  Condensed Consolidated Statements of Cash Flows, Three Months
                  Ended March 31, 2002 and April 1, 2001............................6

                  Notes to Condensed Consolidated Financial Statements,
                  March 31, 2002....................................................7

         Item 2.  Management's Discussion and Analysis.............................12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......15


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings...............................................15

         Item 6.   Exhibits and Reports on Form 8-K................................15


                         PART I - FINANCIAL INFORMATION

Item 1.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)

                                                                                 March 31, 2002        December 30, 2001
                                                                                 --------------        -----------------
                                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $         5,769         $         5,072
  Trade accounts receivable, net of allowance
    for doubtful accounts of $456 and $440, respectively                              13,096                  13,133
  Inventories                                                                         10,682                  10,119
  Prepaid income taxes and other expenses                                              1,485                   1,437
  Other current assets                                                                 1,693                   4,206
-------------------------------------------------------------------------------------------------------------------------

    Total current assets                                                              32,725                  33,967

Property, plant and equipment, net                                                    53,395                  54,276

Intangible assets, net of accumulated amortization
    of $4,032 and $4,078, respectively                                                10,822                  11,036

Other assets, net of accumulated amortization
    of $514 and $491, respectively                                                     7,814                   7,811
-------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                 $       104,756         $       107,090
=========================================================================================================================





   The accompanying notes are an integral part of these financial statements.
                                       3

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)


                                                                                 March 31, 2002        December 30, 2001
                                                                                 --------------        -----------------
                                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                          $           219         $         2,430
  Accounts payable - trade                                                             3,748                   3,833
  Accrued salaries, wages and employee benefits                                        2,090                   2,635
  Other accrued liabilities                                                            1,121                     905
  Income taxes payable                                                                 1,376                     942
-------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                                          8,554                  10,745
-------------------------------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                                     36,490                  37,255
-------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
  Other employee benefits                                                              1,096                   1,362
  Other                                                                                5,178                   5,162
-------------------------------------------------------------------------------------------------------------------------

    Total other long-term liabilities                                                  6,274                   6,524
-------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                      1,702                   1,680

SHAREHOLDERS' EQUITY:
  Common stock, voting, par value $0.001, 10,000,000 shares
    authorized, 6,719,105 and 6,694,272 shares issued at
    March 31, 2002 and December 30, 2001, respectively                                     7                       7
  Additional paid-in capital                                                          17,289                  17,055
  Retained earnings                                                                   61,512                  60,296
  Less:  Treasury stock, at cost, 1,286,974 and 1,263,953 shares
    at March 31, 2002 and December 30, 2001, respectively                            (13,404)                (13,136)
                                                                                     --------                --------
                                                                                      65,404                  64,222

  Accumulated other comprehensive deficit                                            (13,668)                (13,336)
-------------------------------------------------------------------------------------------------------------------------

    Total shareholders' equity                                                        51,736                  50,886
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $       104,756         $       107,090
=========================================================================================================================



   The accompanying notes are an integral part of these financial statements.
                                       4

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)


                                                                             -------------Three Months Ended--------------
                                                                                 March 31, 2002          April 1, 2001
                                                                                 --------------          -------------

NET SALES                                                                    $        20,918         $        20,881
-------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                       12,078                  11,912
  Selling, administration, research and development                                    5,171                   5,169
  Depreciation                                                                         1,394                   1,376
-------------------------------------------------------------------------------------------------------------------------
                                                                                      18,643                  18,457
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                       2,275                   2,424

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COST                                                     430                     617

OTHER INCOME (EXPENSE)                                                                     3                     (48)
-------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                             1,848                   1,759

PROVISION FOR INCOME TAXES                                                               610                     528
-------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                                  1,238                   1,231

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                               22                      54
-------------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                   $         1,216         $         1,177
=========================================================================================================================


NET INCOME PER SHARE - BASIC                                                 $          0.22         $          0.21
=========================================================================================================================


NET INCOME PER SHARE - DILUTED                                               $          0.22         $          0.21
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                                    5,432,052               5,517,556
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                                         5,481,924               5,552,575
=========================================================================================================================




   The accompanying notes are an integral part of these financial statements.
                                        5

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)


                                                                            --------------Three Months Ended--------------
                                                                                  March 31, 2002          April 1, 2001
                                                                                  --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $         1,216         $         1,177
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                                    1,448                   1,562
       Employee benefits                                                                 (779)                   (657)
       Trade accounts receivable                                                          (94)                    960
       Inventories                                                                       (651)                 (1,043)
       Prepaid expenses and other assets                                                2,404                    (182)
       Accounts payable and accrued liabilities                                           189                     613
       Income taxes payable                                                               446                    (539)
       Other                                                                              168                     208
--------------------------------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                                        4,347                   2,099
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                                         (981)                 (2,930)
  Proceeds from sale of fixed assets                                                        -                      76
--------------------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                             (981)                 (2,854)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                                 (2,133)                   (127)
  Net (repayments) borrowings under revolving credit line                                (400)                  1,280
  Proceeds from exercise of stock options                                                 220                       -
  Purchase of treasury shares                                                            (268)                   (102)
--------------------------------------------------------------------------------------------------------------------------

       Net cash (used in) provided by financing activities                             (2,581)                  1,051
--------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                          (88)                   (467)
--------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                            697                    (171)

CASH AND CASH EQUIVALENTS, beginning of period                                          5,072                   5,371
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                      $         5,769         $         5,200
==========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                                               $           687         $           541
  Income taxes paid                                                                       451                   1,068




   The accompanying notes are an integral part of these financial statements.
                                       6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SYLVAN INC. AND SUBSIDIARIES
                                 MARCH 31, 2002
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL

     These condensed consolidated financial statements of Sylvan Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company's Annual Report to Shareholders and its Form 10-K for the year ended December 30, 2001.

     CASH

     As of December 30, 2001, the company maintained a French-franc denominated cash balance of approximately FF16.2 million ($2.2 million) with a U.S. bank in support of a loan advanced by a European bank. This balance was reported under Other Current Assets as of December 30, 2001. The loan was repaid in January 2002 and the cash balance was applied to a principal reduction of debt.

     INVENTORIES

     Inventories at March 31, 2002 and December 30, 2001 consisted of the following:


             (in thousands)                               March 31, 2002       December 30, 2001
                                                          --------------       -----------------
             Growing crops and compost material              $    4,873              $    5,466
             Stores and other supplies                            1,523                   1,493
             Finished products                                    4,286                   3,160
                                                              ---------               ---------
                                                              $  10,682               $  10,119
                                                              =========               =========

     EARNINGS PER COMMON SHARE

     Earnings per share were calculated using the weighted average number of shares outstanding during the period, including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,384,749 shares of the company's common stock have been granted and options for a total of 574,312 of these shares have been exercised as of March 31, 2002.

     The following tables reconcile the number of shares utilized in the earnings per share calculations for the three months ended March 31, 2002 and April 1, 2001.


                                                                    Three Months Ended
                                                             March 31, 2002      April 1, 2001
                                                             --------------      -------------
             Net income (in thousands)                           $  1,216            $ 1,177
                                                                 ========          =========

             Earnings per common share - basic                   $   0.22            $  0.21
                                                                 ========          =========
             Earnings per common share - diluted                 $   0.22            $  0.21
                                                                 ========          =========

             Common shares - basic                              5,432,052          5,517,556
             Effect of dilutive securities: stock options          49,872             35,019
                                                                ---------          ---------
             Common shares - diluted                            5,481,924          5,552,575
                                                                =========          =========

     Options to purchase approximately 298,000 and 421,000 shares of common stock in the three months ended March 31, 2002 and April 1, 2001, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the company's common shares for the respective periods.

     RECENT PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and amortization of indefinitely-lived intangible assets and provides for an impairment test to be performed at least annually. Sylvan adopted this pronouncement on December 31, 2001, which was the first day of Sylvan's 2002 fiscal year. During the quarter ended March 31, 2002, a professional services firm conducted an assessment to test for transitional goodwill impairment. No initial impairment loss resulted.

     Sylvan's intangible assets, which relate solely to its Spawn Products Segment, are as follows:

                                                         March 31, 2002                         December 30, 2001
      (in thousands)                          Gross Carrying         Accumulated       Gross Carrying       Accumulated
                                                  Amount            Amortization           Amount           Amortization
                                            ------------------    ----------------    ----------------    ---------------
      Goodwill                                $  13,847             $  (3,698)          $  14,107           $  (3,776)
      Cultures and other
         intangible assets                        1,007                  (334)              1,007                (302)
                                            -----------           ------------        -----------         ------------
                                              $  14,854             $  (4,032)          $  15,114           $  (4,078)
                                            ===========           ============        ===========         ============


     In connection with the adoption of SFAS No. 142, Sylvan reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The remaining useful lives of the cultures range from eight to eleven years and the other intangible assets range from three to six years.

     Amortization expense for intangible assets was $32,000 for the three months ended March 31, 2002. Estimated amortization expense for the remainder of 2002 and the five succeeding years is as follows:

     (in thousands)
                                 2002 (remainder)                 $   96
                                 2003                                127
                                 2004                                122
                                 2005                                 67
                                 2006                                 67
                                 2007                                 65

     Actual results of operations for the three months ended March 31, 2002 and the pro forma results for the three months ended April 1, 2001, had Sylvan applied the non-amortization provisions of SFAS No. 142 in 2001, are as follows:

                                                                        Three Months Ended
       (in thousands except per share data)                  March 31, 2002                April 1, 2001
                                                             --------------                -------------
        Reported net income                                    $   1,216                     $   1,177
        Add back:  Goodwill amortization, net of tax                   -                            91
                                                              ------------                  ------------
        Adjusted net income                                    $   1,216                     $   1,268
                                                              ============                  ============

       Basic earnings per share:
         Reported net income                                   $    0.22                     $    0.21
         Add back:  Goodwill amortization                              -                          0.02
                                                              ------------                  ------------
         Adjusted net income                                   $    0.22                     $    0.23
                                                              ============                  ============

       Diluted earnings per share:
         Reported net income                                   $    0.22                     $    0.21
         Add back:  Goodwill amortization                              -                          0.02
                                                              ------------                  ------------
         Adjusted net income                                   $    0.22                     $    0.23
                                                              ============                  ============


2.   LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

     The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. The maximum aggregate outstanding balance will decline over the life of the agreement as follows:

                                                       Maximum Aggregate
                   Period Beginning                   Outstanding Balance
                   ----------------                   -------------------
                   August 6, 2003                        $50.0 million
                   August 6, 2004                         45.0 million


     Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On March 31, 2002, the company had outstanding borrowings under the agreement of $35.4 million. The revolving credit loans mature on August 5, 2005. The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

     As of December 30, 2001, the company had a French-franc denominated loan of FF16.2 million ($2.2 million) that was repaid in January 2002.

     The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At March 31, 2002, a term loan amounting to 0.8 million euros was outstanding under this agreement.

3.   COMPREHENSIVE INCOME:

     Comprehensive income consisted of the following:


                                                                       Three Months Ended
       (in thousands)                                        March 31, 2002         April 1, 2001
                                                             --------------         -------------
       Net income                                               $   1,216              $   1,177
       Other comprehensive income:
          Foreign currency translation adjustment                    (424)                (2,933)
          Unrealized income (losses) on derivatives
             and qualified cash flow hedges,
             net of tax                                                92                   (201)
                                                                ------------           ------------
                                                                $     884              $  (1,957)
                                                                ============           ============


     The components of accumulated other comprehensive deficit consist of the following:


       (in thousands)                                          March 31, 2002       December 30, 2001
                                                               --------------       -----------------

       Unrealized losses on derivatives and
          qualified cash flow hedges, net of tax                 $   (244)              $     (336)
       Foreign currency translation adjustments                   (13,424)                 (13,000)
                                                                ------------           ------------
         Total accumulated other comprehensive deficit           $(13,668)              $  (13,336)
                                                                ============           ============

     Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through August 2007. The fair value of these contracts is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Deficit, net of tax. Based on interest rates at March 31, 2002, the company expects to recognize net current liabilities of $36,000 into earnings in the next 12 months related to derivative instruments.

4.   BUSINESS SEGMENT INFORMATION:

     Sylvan is a worldwide producer and distributor of products for the mushroom industry, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: Spawn Products, which includes spawn-related products, services and bioproducts; and Fresh Mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter ended March 31, 2002, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the December 30, 2001 financial statements.

                                                                          Fresh            Total
                                    Three Months     Spawn Products      Mushrooms       Reportable
     (in thousands)                     Ended           Segment           Segment         Segments
                                        -----           -------           -------         --------

     Total revenues                     2002          $  15,006         $ 6,239         $  21,245
                                        2001             15,625           5,561            21,186

     Intersegment revenues              2002                327               -               327
                                        2001                305               -               305

     Operating income                   2002              2,566             816             3,382
                                        2001              2,898             517             3,415



     RECONCILIATION TO CONSOLIDATED FINANCIAL DATA:


                                                                           Three Months Ended
     (in thousands)                                              March 31, 2002        April 1, 2001
                                                                 --------------        -------------
     Total revenues for reportable segments                       $    21,245           $    21,186
     Elimination of intersegment revenues                                (327)                 (305)
                                                                  -------------         -------------
     Total consolidated revenues                                  $    20,918           $    20,881
                                                                  =============         =============

     Total operating income for reportable segments               $     3,382           $     3,415
     Unallocated corporate expenses                                    (1,107)                 (991)
     Interest expense, net                                               (430)                 (617)
     Other income (expense)                                                 3                   (48)
                                                                  -------------         -------------
     Consolidated income before income taxes                      $     1,848           $     1,759
                                                                  =============         =============


5.   COMMITMENTS:

     In March 2002, the company committed approximately $0.2 million per year, over a four-year period, to sponsor research projects at a European facility.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          SYLVAN INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS (Three Months Ended March 31, 2002 and April 1, 2001)

CONSOLIDATED REVIEW

NET SALES

        (in thousands)                    2002            2001         % Change
                                          ----            ----         --------
         Net sales                     $  20,918       $  20,881          -


Net sales were $20.9 million for the first quarter periods of both 2002 and 2001. Net sales of the Fresh Mushrooms Segment increased $0.7 million, or 12%, while net sales of the Spawn Products Segment decreased $0.6 million, or 4%. On average, for the first quarter of 2002, the U.S. dollar was approximately 5% stronger, when measured against the company's applicable foreign currencies, than for the first quarter of 2001. The strengthening resulted in decreased sales and operating income during the 2002 period, as compared with the corresponding 2001 period, by approximately $0.7 million and $90,000, respectively. International sales, as a percentage of net sales, were 50% in the quarter ended March 31, 2002 and 54% in the quarter ended April 1, 2001.

OPERATING COSTS AND EXPENSES

       (in thousands)                      2002            2001        % Change
                                           ----            ----        --------
        Cost of sales                   $  12,078       $  11,912         1
        Selling, administration,
              research and development      5,171           5,169         -
        Depreciation                        1,394           1,376         1


The company's cost of sales, expressed as a percentage of net sales, was 57.7% for the first quarter of 2002, as compared with 57.0% for the first quarter of 2001. The Fresh Mushrooms Segment cost of sales percentage decreased, while the Spawn Products Segment cost of sales percentage increased. Selling, administration, research and development expenses were $5.2 million for both the March 31, 2002 and April 1, 2001 quarters and were 24.7% and 24.8% of net sales, respectively.

The company recorded $37,500 and $151,000 of net periodic benefit income during the quarters ended March 31, 2002 and April 1, 2001, respectively, from a pension plan of a former subsidiary. This decrease related to plan asset performance in 2001. The company adopted the provisions of SFAS No. 142 at the beginning of the current fiscal year. No goodwill amortization was recorded during the quarter ended March 31, 2002. During the quarter ended April 1, 2001, the company recorded goodwill amortization of approximately $125,000.

INTEREST EXPENSE

Net interest expense for the first quarter of 2002 decreased by 30% to $430,000, from $617,000 for the first quarter of 2001. The effective interest rate for the first quarter of 2002 was 4.6%, as compared with 6.4% for the first quarter of 2001. The company recorded interest income of $46,000 in the first quarter of 2002 and $10,000 in the first quarter of 2001 related to SFAS No. 133. The effective borrowing rates, excluding the effect of SFAS No. 133, were 5.1% for the quarter ended March 31, 2002 and 6.5% for the quarter ended April 1, 2001.

During 2002, the company had $15 million of variable-to-fixed interest rate swaps in place to manage interest rate risk that increased the average borrowing rate 1.47%. During 2001, $20 million of swaps decreased the average borrowing rate 0.38%.

INCOME TAX EXPENSE

The effective income tax rate was 33% for the first quarter of 2002, as compared with 30% for the corresponding 2001 quarter. This higher effective tax rate for 2002 was the result of a larger portion of the company's taxable income being derived from higher-tax-rate jurisdictions.

BUSINESS SEGMENTS

SPAWN PRODUCTS

        (in thousands)                        2002           2001       % CHANGE
                                              ----           ----       --------
        Sales, including intersegment      $  15,006      $  15,625        (4)
        Operating expenses                    12,440         12,727        (2)
        Operating income                       2,566          2,898       (11)


Net sales of spawn and spawn-related products were $15.0 million for the current quarter, a 4% decrease as compared with net sales of $15.6 million for the corresponding 2001 quarter. The stronger U.S. dollar had the effect of reducing sales on a quarter-over-quarter comparison by $0.7 million. Spawn product sales volume decreased by less than 1%, with an 8% decrease in the Americas, countered by a 4% increase in overseas markets. Most of the volume decrease in the Americas was associated with a reduction in the amount of Agaricus growing area planted. Sales of disease-control agents and nutritional supplements accounted for 15% of Sylvan's consolidated net sales for the quarter ended March 31, 2002.

The overseas U.S. dollar equivalent selling price was 7% lower during the first quarter of 2002, as compared with the corresponding period of 2001, primarily due to the strengthening of the U.S. dollar. The selling price in the Americas decreased by 2%.

Operating expenses were $12.4 million for the first quarter of 2002, a 2% decrease when compared with the first quarter of 2001. Within operating expenses, cost of sales was 52.8% of net sales, as compared with 51.8% for the corresponding 2001 quarter. Spawn production in the Americas was 3% lower than for the first quarter of 2001, spreading costs that are primarily fixed in nature over fewer units. The overall discard rate for spawn production was 4.6% for the first quarter of 2002, as compared with 6.2% for the corresponding period of 2001. The remaining operating expenses decreased by 2% to $4.8 million. Operating income for the first quarter of 2002 was $2.6 million, as compared with $2.9 million for the corresponding 2001 quarter. Operating income, as a percentage of net sales, was 17% for the first quarter of 2002, as compared with 19% for the first quarter of 2001. Operating income was negatively impacted by the strengthening of the U.S. dollar, with an effect of approximately $90,000. The operating income of the company's Bioproducts division, a component of the Spawn Products Segment, decreased by $0.2 million.

FRESH MUSHROOMS

        (in thousands)                2002              2001           % Change
                                      ----              ----           --------
        Sales                      $   6,239         $   5,561             12
        Operating expenses             5,423             5,044              8
        Operating income                 816               517             58


Net sales of fresh mushrooms increased during the current quarter to $6.2 million, as compared with $5.6 million for the corresponding period of 2001. The Fresh Mushrooms Segment had an 8% increase in the number of pounds sold and a 1% decrease in the average selling price per pound. Quincy Farms experienced an improvement in the quality of its mushrooms and an increase in its yield per square foot.

Sylvan's first two satellite farms, which commenced operations during the second quarter of 2001, purchased $0.3 million of ready-to-grow mushroom trays and sold approximately $0.6 million of high-quality mushrooms to Quincy for immediate resale to its third-party wholesaler.

The cost of sales was $4.2 million, or 66.7% of net sales, for the quarter ended March 31, 2002, as compared with $3.8 million, or 68.6%, for the 2001 first quarter. The improved cost of sales percentage was primarily due to increased production yields, which reduced the average cost per pound. In addition, the sale of ready-to-grow mushroom trays to the satellite farms contributed to the improved financial results. The Fresh Mushrooms Segment operating income for the quarter was $0.8 million, or 13% of net sales, and was 58% greater than the amount reported for the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2002 was $4.3 million, as compared with $2.1 million for the corresponding quarter of 2001. During the quarter ended March 31, 2002, the company reduced Other Current Assets by approximately $2.2 million due to the release of cash, which was collateralized to support a loan from a European bank. This loan was repaid in the first quarter of 2002.

Cash used by investing activities was $1.0 million for the three months ended March 31, 2002, as compared with $2.9 million used during the corresponding period of 2001. During the 2002 quarter, approximately $0.3 million was expended on growth opportunities, primarily for the Canadian spawn production facility. The remaining $0.7 million was for maintenance capital expenditures and included $0.2 million for cleanroom improvements in France. During 2001, one-third of the company's total capital expenditures for the year occurred during the first quarter.

Capital expenditures in 2002 are expected to total between $4.0 million and $6.0 million for existing operations, $3.0 million to $4.0 million of which is allocated for maintenance capital, with additional expenditures as required for any acquisitions or new initiatives. The company routinely assesses its requirements for additional capital investments and believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $19.6 million as of March 31, 2002. Term and revolving credit decreased by $2.5 million during the three months ended March 31, 2002, as compared with an increase of $1.2 million during the corresponding period of 2001. Most of this change related to the repayment of a European bank loan supported by the cash deposit mentioned earlier.

During the 2002 first quarter, the company purchased 23,021 shares of Sylvan common stock at an average price of $11.60 per share. By comparison, 10,000 shares were purchased during the first quarter of 2001 at an average price of $10.19 per share. Management expects to continue the share purchase program, subject to market price and share availability.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

References are made in this report to expectations regarding capital expenditures, share repurchases, future cash availability and the future performance of the company, in general. These "forward-looking statements" are based on currently available competitive, financial and economic data and the company's operating plans, but they are inherently uncertain. Events could turn out to be significantly different from what is expected, depending upon such factors as mushroom growing process inconsistencies, specific pricing or product initiatives of the company's competitors and competitive conditions in the mushroom market in general, changes in currency and exchange risks, a loss of a major customer, or changes in a specific country's or region's political or economic conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented under this item in the company's Form 10-K for the fiscal year ended December 30, 2001 has not changed materially. Information relating to the sensitivity to foreign currency exchange rate changes of the company's firmly committed sales transactions, in addition to what is presented in Item 2 of this filing, is omitted because it is an immaterial portion of total sales.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits required by Item 601 of Regulation S-K

   3.3 Articles of Incorporation of S.F. Nevada, Inc. - previously filed on November 12, 1999 with the company's Form 10-Q quarterly report for the period ended October 3, 1999 and incorporated herein by reference

   3.4 Articles of Merger of S.F. Nevada, Inc. and Sylvan Foods Holdings, Inc. with exhibit - previously filed on November 12, 1999 with the company's Form 10-Q quarterly report for the period ended October 3, 1999 and incorporated herein by reference

   3.5 Bylaws - previously filed on November 12, 1999 with the company's Form 10-Q quarterly report for the period ended October 3, 1999 and incorporated herein by reference

           Compensation Plans and Arrangements

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

  10.2.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, together with various annexes, exhibits and schedules and various related documents, previously filed as Exhibits 10.1 through 10.10 on November 10, 1998 with Sylvan's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

  10.2.11 Index of Other Exhibits to the Revolving Credit Agreement, previously filed as Exhibit 10.11 on November 10, 1998 with Sylvan's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

  10.5.1 Agreement, dated January 14, 2000, by and between C And C Carriage Mushroom Co., t/a Modern Sales Company, and Quincy Corporation, previously filed on March 27, 2000 with the company's 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

  10.5.2 Index of Exhibits to the C And C Agreement referenced above, previously filed on March 27, 2000 with the company's 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

  10.40 Collective Bargaining Agreement, dated January 21, 2001, between Quincy Corporation and the United Farm Workers of America, AFL-CIO, previously filed on March 23, 2001 with the company's Form 10-K annual report for the fiscal year ended December 31, 2000 and incorporated herein by reference

  10.41 Notification letter, dated October 12, 2001, regarding Mellon Bank's transfer to Citizens Financial Group, Inc. of its right, title and interest in the Revolving Credit Agreement, dated August 6, 1998, previously filed on March 20, 2002 with the company's Form 10-K annual report for the fiscal year ended December 30, 2001 and incorporated herein by reference

  11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      May 9, 2002                     SYLVAN INC.
      ---------------------


                                           By:  /s/  DONALD A. SMITH
                                              ----------------------------------
                                                     Donald A. Smith
                                                     Chief Financial Officer


                                           By:  /s/  FRED Y. BENNITT
                                              ----------------------------------
                                                     Fred Y. Bennitt
                                                     Secretary/Treasurer