Form 10-Q
period 2002-06-30
SYLVAN INC
filed 2002-08-13
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002

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




  Number of shares of common stock outstanding as of August 2, 2002...5,437,831

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                              Page No.
                                                                                                              --------

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  June 30, 2002 and December 30, 2001.............................................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended June 30, 2002 and July 1, 2001............................................................5

                  Condensed Consolidated Statements of Income, Six Months
                  Ended June 30, 2002 and July 1, 2001............................................................6

                  Condensed Consolidated Statements of Cash Flows, Six Months
                  Ended June 30, 2002 and July 1, 2001............................................................7

                  Notes to Condensed Consolidated Financial Statements,
                  June 30, 2002...................................................................................8

         Item 2.  Management's Discussion and Analysis...........................................................13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................18


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................18

         Item 4.  Submission of Matters to a Vote of Security Holders............................................19

         Item 6.  Exhibits and Reports on Form 8-K...............................................................19

                         PART I - FINANCIAL INFORMATION
Item 1.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)

                                                                June 30, 2002   December 30, 2001
                                                                -------------   -----------------
                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $  5,595          $  5,072
  Trade accounts receivable, net of allowance
    for doubtful accounts of $537 and $440, respectively            13,099            13,133
  Inventories                                                       11,048            10,119
  Prepaid income taxes and other expenses                            1,910             1,437
  Other current assets                                               1,698             4,206
--------------------------------------------------------------------------------------------

    Total current assets                                            33,350            33,967

Property, plant and equipment, net                                  56,901            54,276

Intangible assets, net of accumulated amortization
    of $4,444 and $4,078, respectively                              11,844            11,036

Other assets, net of accumulated amortization
    of $542 and $491, respectively                                   7,811             7,811
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $109,906          $107,090
============================================================================================








   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)

                                                                               June 30, 2002      December 30, 2001
                                                                               -------------      -----------------
                                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                              $     239           $   2,430
  Accounts payable - trade                                                           4,772               3,833
  Accrued salaries, wages and employee benefits                                      2,687               2,635
  Other accrued liabilities                                                          1,444                 905
  Income taxes payable                                                               1,478                 942
--------------------------------------------------------------------------------------------------------------

    Total current liabilities                                                       10,620              10,745
--------------------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                                   35,302              37,255
--------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
  Other employee benefits                                                            1,421               1,362
  Other                                                                              5,144               5,162
--------------------------------------------------------------------------------------------------------------

    Total other long-term liabilities                                                6,565               6,524
--------------------------------------------------------------------------------------------------------------

Minority interest                                                                    1,703               1,680

SHAREHOLDERS' EQUITY:
  Common stock, voting, par value $0.001, 10,000,000 shares authorized,
    6,725,105 and 6,694,272 shares issued at
    June 30, 2002 and December 30, 2001, respectively                                    7                   7
  Additional paid-in capital                                                        17,360              17,055
  Retained earnings                                                                 62,496              60,296
  Less:  Treasury stock, at cost, 1,287,274 and 1,263,953 shares
    at June 30, 2002 and December 30, 2001, respectively                           (13,407)            (13,136)
                                                                                  --------            --------
                                                                                    66,456              64,222

  Accumulated other comprehensive deficit                                          (10,740)            (13,336)
--------------------------------------------------------------------------------------------------------------

    Total shareholders' equity                                                      55,716              50,886
--------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 109,906           $ 107,090
==============================================================================================================

   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)

                                                                                     -------Three Months Ended------
                                                                                     June 30, 2002      July 1, 2001
                                                                                     -------------      ------------

NET SALES                                                                             $   21,388          $   21,074
--------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                           12,554              12,194
  Selling, administration, research and development                                        5,570               5,005
  Depreciation                                                                             1,421               1,309
--------------------------------------------------------------------------------------------------------------------
                                                                                          19,545              18,508
--------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                           1,843               2,566

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COST                                                         447                 625

OTHER INCOME (EXPENSE)                                                                        62                  41
--------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                 1,458               1,982

PROVISION FOR INCOME TAXES                                                                   471                 594
--------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                                        987               1,388

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                                    2                  16
--------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                            $      985          $    1,372
====================================================================================================================


NET INCOME PER SHARE - BASIC                                                          $     0.18          $     0.25
====================================================================================================================


NET INCOME PER SHARE - DILUTED                                                        $     0.18          $     0.25
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                                        5,435,171           5,522,172
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                                             5,499,634           5,580,688
====================================================================================================================





   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)

                                                                                     ----------Six Months Ended---------
                                                                                     June 30, 2002          July 1, 2001
                                                                                     -------------          ------------

NET SALES                                                                             $    42,307           $    41,954
-------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                            24,632                24,105
  Selling, administration, research and development                                        10,741                10,174
  Depreciation                                                                              2,815                 2,686
-------------------------------------------------------------------------------------------------------------------------
                                                                                           38,188                36,965
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                            4,119                 4,989

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COST                                                          877                 1,243

OTHER INCOME (EXPENSE)
                                                                                               64                    (6)
-------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                  3,306                 3,740

PROVISION FOR INCOME TAXES                                                                  1,082                 1,122
-------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                                       2,224                 2,618

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                                    24                    70
-------------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                            $     2,200           $     2,548
=========================================================================================================================


NET INCOME PER SHARE - BASIC                                                          $      0.40           $      0.46
=========================================================================================================================


NET INCOME PER SHARE - DILUTED                                                        $      0.40           $      0.46
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                                         5,433,561             5,519,864
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                                              5,491,152             5,566,012
=========================================================================================================================





   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)


                                                                 -------Six Months Ended--------
                                                                 June 30, 2002      July 1, 2001
                                                                 -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 2,200           $ 2,548
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                  2,922             3,056
       Employee benefits                                               (104)             (446)
       Trade accounts receivable                                        670               410
       Inventories                                                     (433)             (535)
       Prepaid expenses and other assets                              2,237              (436)
       Accounts payable and accrued liabilities                       1,668             1,253
       Other                                                           (321)              122
--------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                      8,839             5,972
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                     (2,905)           (5,846)
  Proceeds from sale of fixed assets                                      -                89
--------------------------------------------------------------------------------------------------

       Net cash used in investing activities                         (2,905)           (5,757)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                               (2,298)             (164)
  Net (repayments) borrowings under revolving credit line            (3,385)              848
  Proceeds from exercise of stock options                               282               105
  Purchase of treasury shares                                          (271)             (102)
--------------------------------------------------------------------------------------------------

       Net cash (used in) provided by financing activities           (5,672)              687
--------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                        261              (678)
--------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                          523               224

CASH AND CASH EQUIVALENTS, beginning of period                        5,072             5,371
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                            $ 5,595           $ 5,595
==================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                                     $ 1,012           $ 1,168
  Income taxes paid                                                     954             1,334





   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SYLVAN INC. AND SUBSIDIARIES
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

      Cash
      ----

      As of December 30, 2001, the company maintained a French-franc denominated cash balance of approximately FF16.2 million ($2.2 million) with a U.S. bank in support of a loan advanced by a European bank. This balance was reported under Other Current Assets as of December 30, 2001. The loan was repaid in January 2002 and the cash balance was applied to a principal reduction of debt.

      Inventories
      -----------

      Inventories at June 30, 2002 and December 30, 2001 consisted of the following:

             (in thousands)                                        June 30, 2002             December 30, 2001
                                                                   ---------------           -----------------
             Growing crops and compost material                        $   4,983                 $   5,466
             Stores and other supplies                                     1,664                     1,493
             Finished products                                             4,401                     3,160
                                                                       ---------                 ---------
                                                                       $  11,048                 $  10,119
                                                                       =========                 =========

      Earnings Per Common Share
      -------------------------

      Earnings per share were calculated using the weighted average number of shares outstanding during the period, including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,384,749 shares of the company's common stock have been granted and options for a total of 580,312 of these shares have been exercised as of June 30, 2002.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three and six months ended June 30, 2002 and July 1, 2001.


                                                         Three Months Ended                      Six Months Ended
        (in thousands)                            June 30, 2002       July 1, 2001        June 30, 2002       July 1, 2001
                                                  -------------       ------------        -------------       ------------

      Net income                                   $      985          $    1,372          $    2,200          $    2,548
                                                   ==========           =========           =========           =========

      Earnings per common share - basic            $     0.18          $     0.25          $     0.40          $     0.46
                                                   ==========          ==========          ==========          ==========
      Earnings per common share - diluted          $     0.18          $     0.25          $     0.40          $     0.46
                                                   ==========          ==========          ==========          ==========

      Common shares - basic                         5,435,171           5,522,172           5,433,561           5,519,864
      Effect of dilutive securities:
        stock options                                  64,463              58,516              57,591              46,148
                                                   ----------          ----------          ----------          ----------
      Common shares - diluted                       5,499,634           5,580,688           5,491,152           5,566,012
                                                   ==========          ==========          ==========          ==========


      Options to purchase approximately 298,000 shares of common stock in the three and six months ended June 30, 2002, and 306,000 and 333,000 shares of common stock in the three and six months ended July 1, 2001, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the company's common shares for the respective periods.

      Recent Pronouncements
      ---------------------

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 (Goodwill and Other Intangible Assets). SFAS No. 142 eliminates amortization of goodwill and amortization of indefinitely lived intangible assets and provides for an impairment test to be performed at least annually. Sylvan adopted this pronouncement on December 31, 2001, which was the first day of Sylvan's 2002 fiscal year. During the quarter ended March 31, 2002, a professional services firm retained by the company conducted an assessment to test for transitional goodwill impairment. No initial impairment loss resulted.

      Sylvan's intangible assets, which relate solely to its Spawn Products Segment, are as follows:


                                           June 30, 2002                     December 30, 2001
      (in thousands)             Gross Carrying       Accumulated      Gross Carrying       Accumulated
                                     Amount          Amortization          Amount          Amortization
                                    --------           --------           --------           --------

      Goodwill                      $ 15,281           $ (4,078)          $ 14,107           $ (3,776)
      Cultures and other
         intangible assets             1,007               (366)             1,007               (302)
                                    --------           --------           --------           --------
                                    $ 16,288           $ (4,444)          $ 15,114           $ (4,078)
                                    ========           ========           ========           ========

      In connection with the adoption of SFAS No. 142 (Goodwill and Other Intangible Assets), Sylvan reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The remaining useful lives of the cultures range from eight to eleven years and the other intangible assets range from three to six years.

      Amortization expense for intangible assets was $32,000 and $64,000 for the three and six months ended June 30, 2002, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding years is as follows:

      (in thousands)
                             2002 (remainder)                 $    64
                             2003                                 127
                             2004                                 122
                             2005                                  67
                             2006                                  67
                             2007                                  65

      Actual results of operations for the three and six months ended June 30, 2002 and the pro forma results for the three and six months ended July 1, 2001, had Sylvan applied the non-amortization provisions of SFAS No. 142 (Goodwill and Other Intangible Assets) in 2001, are as follows:

                                                      Three Months Ended                    Six Months Ended
        (in thousands except per share data)    June 30, 2002    July 1, 2001       June 30, 2002       July 1, 2001
                                                -------------    ------------       -------------       ------------

      Reported net income                         $     985        $   1,372          $   2,200          $   2,548
        Add back:  Goodwill amortization,
          net of tax                                      -               87                  -                178
                                                  ---------        ---------          ---------          ---------
      Adjusted net income                         $     985        $   1,459          $   2,200          $   2,726
                                                  =========        =========          =========          =========

      Basic earnings per share:
        Reported net income                       $    0.18        $    0.25          $    0.40          $    0.46
        Add back:  Goodwill amortization                  -             0.01                  -               0.03
                                                  ---------        ---------          ---------          ---------
        Adjusted net income                       $    0.18        $    0.26          $    0.40          $    0.49
                                                  =========        =========          =========          =========

      Diluted earnings per share:
        Reported net income                       $    0.18        $    0.25          $    0.40          $    0.46
        Add back:  Goodwill amortization                  -             0.01                  -               0.03
                                                  ---------        ---------          ---------          ---------
        Adjusted net income                       $    0.18        $    0.26          $    0.40          $    0.49
                                                  =========        =========          =========          =========


2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. The maximum aggregate outstanding balance will decline over the life of the agreement as follows:

                                                     Maximum Aggregate
                       Period Beginning             Outstanding Balance
                       ----------------             -------------------
                        August 6, 2003                 $50.0 million
                        August 6, 2004                  45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On June 30, 2002, the company had outstanding borrowings under the agreement of $34.1 million. The revolving credit loans mature on August 5, 2005. The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

      As of December 30, 2001, the company had a French-franc denominated loan of FF16.2 million ($2.2 million) that was repaid in January 2002.

      The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At June 30, 2002, a term loan amounting to 0.8 million euros was outstanding under this agreement.


3.    COMPREHENSIVE INCOME:

       Comprehensive income consisted of the following:

                                                       Three Months Ended                    Six Months Ended
       (in thousands)                            June 30, 2002     July 1, 2001      June 30, 2002     July 1, 2001
                                                 -------------     ------------      -------------     ------------

       Net income                                   $   985           $ 1,372           $ 2,200           $ 2,548

       Other comprehensive income:
         Foreign currency translation
             adjustment                               3,169              (783)            2,746            (3,717)
         Unrealized income (losses) on
             derivatives and qualified cash
             flow hedges, net of tax                   (243)              107              (150)              (94)
                                                    -------           -------           -------           -------
         Total comprehensive income (loss)          $ 3,911           $   696           $ 4,796           $(1,263)
                                                    =======           =======           =======           =======

      The components of accumulated other comprehensive deficit consist of the following:

       (in thousands)                                         June 30, 2002    December 30, 2001
                                                              -------------    -----------------

       Unrealized losses on derivatives and
          qualified cash flow hedges, net of tax                $   (486)          $   (336)

       Foreign currency translation adjustments                  (10,254)           (13,000)
                                                                --------           --------
         Total accumulated other comprehensive deficit          $(10,740)          $(13,336)
                                                                ========           ========

      Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through August 2007. The fair value of these contracts is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Deficit, net of tax. Based on interest rates at June 30, 2002, the company expects to expense $36,000 in the next 12 months related to derivative instruments.


4.    BUSINESS SEGMENT INFORMATION:

      Sylvan is a worldwide producer and distributor of products for the mushroom industry, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: Spawn Products, which includes spawn-related products, services and bioproducts; and Fresh Mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter and six months ended June 30, 2002, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the December 30, 2001 financial statements.

      (in thousands)                              Three          Spawn           Fresh             Total
                                                  Months        Products        Mushrooms        Reportable
                                                  Ended         Segment          Segment          Segments
                                                  ----          -------          -------          -------

       Total revenues                             2002          $15,401          $ 6,316          $21,717
                                                  2001           15,364            6,031           21,395

       Intersegment revenues                      2002              329                -              329
                                                  2001              321                -              321

       Operating income                           2002            2,390              748            3,138
                                                  2001            2,681              826            3,507

      (in thousands)                               Six           Spawn           Fresh             Total
                                                  Months        Products        Mushrooms        Reportable
                                                  Ended         Segment          Segment          Segments
                                                  ----          -------          -------          -------
       Total revenues                             2002          $30,407          $12,555          $42,962
                                                  2001           30,990           11,592           42,582

       Intersegment revenues                      2002              655                -              655
                                                  2001              628                -              628

       Operating income                           2002            4,957            1,565            6,522
                                                  2001            5,578            1,344            6,922


       Reconciliation to Consolidated Financial Data:
       ----------------------------------------------

                                                            Three Months Ended                    Six Months Ended
       (in thousands)                                June 30, 2002      July 1, 2001      June 30, 2002      July 1, 2001
                                                     -------------      ------------      -------------      ------------

       Total revenues for reportable segments          $ 21,717           $ 21,395           $ 42,962           $ 42,582
       Elimination of intersegment revenues                (329)              (321)              (655)              (628)
                                                       --------           --------           --------           --------
       Total consolidated revenues                     $ 21,388           $ 21,074           $ 42,307           $ 41,954
                                                       ========           ========           ========           ========

       Total operating income for reportable
         segments                                      $  3,138           $  3,507           $  6,522           $  6,922
       Unallocated corporate expenses                    (1,295)              (941)            (2,403)            (1,933)
       Interest expense, net                               (447)              (625)              (877)            (1,243)
       Other income (expense)                                62                 41                 64                 (6)
                                                       --------           --------           --------           --------
       Consolidated income before income
          taxes                                        $  1,458           $  1,982           $  3,306           $  3,740
                                                       ========           ========           ========           ========


5.     COMMITMENTS:

       In March 2002, the company committed approximately $250,000 per year, over a four-year period, to sponsor research projects at a European facility.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          SYLVAN INC. AND SUBSIDIARIES

GENERAL

During the second quarter of 2002, the company announced that it had retained an investment banking firm to evaluate strategic plans and business alternatives designed to enhance Sylvan's shareholder value. The action was recommended by a special committee of the board of directors that is composed of the board's outside members and was organized for the purpose of selecting an advisor. This evaluation is ongoing.


RESULTS OF OPERATIONS (Three Months Ended June 30, 2002 and July 1, 2001)

CONSOLIDATED REVIEW

Net Sales
---------

        (in thousands)          2002              2001            % Change
                                ----              ----            --------
         Net sales             $21,388           $21,074             1

Net sales were $21.4 million for the second quarter of 2002, as compared with $21.1 million for the corresponding 2001 quarter. Net sales of the Fresh Mushrooms Segment increased $0.3 million, while net sales of the Spawn Products Segment remained virtually unchanged. On average, for the second quarter of 2002, the U.S. dollar was approximately 5% weaker, when measured against the company's applicable foreign currencies, than for the second quarter of 2001. This weakening resulted in increased sales of approximately $0.5 million and increased operating income of $45,000 during the 2002 quarter, when compared with the second quarter of 2001. International sales, as a percentage of net sales, were 47% in the quarter ended June 30, 2002 and 46% in the corresponding quarter of 2001.

Operating Costs and Expenses
----------------------------

       (in thousands)                       2002        2001       % Change
                                           -------     -------     -------
        Cost of sales                      $12,554     $12,194         3
        Selling, administration,
              research and development       5,570       5,005        11
        Depreciation                         1,421       1,309         9

The company's cost of sales, expressed as a percentage of net sales, was 58.7% for the second quarter of 2002, as compared with 57.9% for the second quarter of 2001. The Fresh Mushrooms Segment cost of sales percentage increased, while the Spawn Products Segment cost of sales percentage decreased. Selling, administration, research and development expenses were $5.6 million for the second quarter of 2002, a $0.6 million increase from the $5.0 million reported for the second quarter of 2001. This increase consisted of the following: a $0.2 million increase in professional fees, a $0.2 million increase in bad debt and warranty reserves, a $0.1 million increase in research and development expenses, a $0.1 million decrease in the net periodic pension benefit (detailed below), $0.1 million in severance charges and a $0.1 million decrease in amortization (detailed below).

The company recorded $37,500 and $151,000 of net periodic benefit income during the quarters ended June 30, 2002 and July 1, 2001, respectively, from a pension plan of a former subsidiary. This decrease related to plan asset performance in 2001. The company adopted the provisions of SFAS No. 142 (Goodwill and Other Intangible Assets) at the beginning of the current fiscal year. No goodwill amortization was recorded during the quarter ended June 30, 2002. During the quarter ended July 1, 2001, the company recorded goodwill amortization of approximately $125,000.

Interest Expense
----------------

Net interest expense for the second quarter of 2002 decreased 28% to $447,000, from $625,000 for the second quarter of 2001. The effective interest rate for the second quarter of 2002 was 5.3%, as compared with 6.4% for the second quarter of 2001. The company recorded interest expense of $18,000 in the second quarter of 2002 and $78,000 in the second quarter of 2001 related to SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities).

Income Tax Expense
------------------

The effective income tax rate was 32% for the second quarter of 2002, as compared with 30% for the corresponding 2001 quarter. This higher effective tax rate for 2002 was the result of a larger portion of the company's taxable income being derived from higher-tax-rate jurisdictions.


BUSINESS SEGMENTS

Spawn Products
--------------

       (in thousands)                      2002        2001     % Change
                                           ----        ----     --------
       Sales, including intersegment     $15,401     $15,364         0
       Operating expenses                 13,011      12,683         3
       Operating income                    2,390       2,681       (11)

Net sales of spawn and spawn-related products were $15.4 million for both the second quarter of 2002 and the second quarter of 2001. The weaker U.S. dollar had the effect of increasing sales on a quarter-over-quarter comparison by $0.5 million. Spawn product sales volume decreased 2%, with a 4% decrease in the Americas and a 1% decrease in overseas markets. Most of the volume decrease in the Americas was associated with a reduction in the amount of Agaricus growing area planted. Sales of disease-control agents and nutritional supplements increased 5% and accounted for 19% of Sylvan's consolidated net sales for the second quarter of 2002.

The overseas U.S. dollar equivalent selling price increased 4% during the second quarter of 2002, as compared with the corresponding quarter of 2001, primarily due to the weakening of the U.S. dollar. The selling price in the Americas increased 1%.

Operating expenses increased 3% to $13.0 million for the second quarter of 2002. This increase consisted of a $0.2 million increase in bad debt and warranty reserves and a $0.1 million increase in research and development expenses. Bad debt reserves were increased due to the generally weak condition of the U.S. mushroom industry. Warranty reserves were increased to coincide with the beginning of production at Sylvan's new Canadian facility. Within operating expenses, cost of sales was 53.7% of net sales, as compared with 54.3% for the corresponding 2001 quarter. The overall discard rate for spawn production was 4.3% for the second quarter of 2002, as compared with 6% for the corresponding quarter of 2001.

Operating income for the second quarter of 2002 was $2.4 million, as compared with $2.7 million for the corresponding 2001 quarter. Operating income, as a percentage of net sales, was 16% for the second quarter of 2002, as compared with 17% for the second quarter of 2001. Operating income increased $45,000 due to the weakening of the U.S. dollar. The operating income of the company's bioproducts division, a component of the Spawn Products Segment, decreased $140,000 due to a reduction in its sales of a specialized variety of mushroom.

Fresh Mushrooms
---------------

       (in thousands)           2002       2001     % Change
                              ------     ------     --------
       Sales                  $6,316     $6,031         5
       Operating expenses      5,568      5,205         7
       Operating income          748        826        (9)

Net sales of fresh mushrooms for the second quarter of 2002 increased 5% to $6.3 million. The number of pounds sold increased 3% and the average selling price per pound decreased 1%, as compared with the second quarter of 2001.

Sylvan's first two satellite farms, which commenced operations during the second quarter of 2001, purchased $0.3 million of ready-to-grow mushroom trays from Quincy and sold approximately $0.6 million of high-quality mushrooms to Quincy for immediate resale to its third-party wholesaler.

Operating expenses for the second quarter of 2002 increased $0.4 million to $5.6 million, when compared with the $5.2 million for the second quarter of 2001. This increase consisted of a $0.2 million increase in costs to produce mushrooms due to lower yields per square foot, a $0.1 million increase in maintenance expenses, and a $0.4 million increase in purchased product, offset by a $0.2 million decrease in production overhead expenses and a $0.1 million increase in lease revenue from the satellite farms. Within operating expenses, cost of sales, as a percentage of net sales, for the second quarter of 2002 was 67.8%, as compared with 63.8% for the 2001 second quarter, due to the items detailed above. The Fresh Mushrooms Segment operating income for the quarter was $0.7 million, or 12% of net sales, as compared with $0.8 million, or 14%, for the second quarter of 2001.


RESULTS OF OPERATIONS (Six Months Ended June 30, 2002 and July 1, 2001)

CONSOLIDATED REVIEW

Net Sales
---------

       (in thousands)       2002          2001    % Change
                            ----          ----    --------
        Net sales          $42,307      $41,954       1

Net sales for the six months ended June 30, 2002 increased 1% to $42.3 million, as compared with $42.0 million for the corresponding 2001 period. Net sales of the Fresh Mushrooms Segment increased $1.0 million, while net sales of the Spawn Products Segment decreased $0.6 million. On average, for the first six months of 2002, the U.S. dollar was approximately 1% stronger, when measured against the company's applicable foreign currencies, than for the first six months of 2001. This strengthening resulted in decreased sales of approximately $0.2 million and decreased operating income of $45,000 during the 2002 period, when compared with the corresponding 2001 period. International sales, as a percentage of net sales, were 48% in both the six months ended June 30, 2002 and July 1, 2001.

Operating Costs and Expenses
----------------------------

       (in thousands)                       2002        2001     % Change
                                            ----        ----     --------
        Cost of sales                     $24,632     $24,105       2
        Selling, administration,
              research and development     10,741      10,174       6
        Depreciation                        2,815       2,686       5

The company's cost of sales, expressed as a percentage of net sales, was 58.2% for the first six months of 2002, as compared with 57.5% for the corresponding 2001 period. The Fresh Mushrooms Segment cost of sales percentage increased, while the Spawn Products Segment percentage remained virtually unchanged. Selling, administration, research and development expenses increased $0.6 million to $10.7 million. This increase consisted primarily of the following: a $0.2 million increase in professional fees, a $0.2 million decrease in the net periodic pension benefit (detailed below), $0.1 million in severance charges and a $0.2 million decrease in amortization (detailed below).

The company recorded approximately $75,000 and $300,000 of net periodic benefit income during the first six months of 2002 and 2001, respectively, from a pension plan of a former subsidiary. This decrease related to plan asset performance in 2001. The company adopted the provisions of SFAS No. 142 (Goodwill and Other Intangible Assets) at the beginning of the current fiscal year. No goodwill amortization was recorded during the six months ended June 30, 2002. During the first six months of 2001, the company recorded goodwill amortization of approximately $250,000.

Interest Expense
----------------

Net interest expense for the six months ended June 30, 2002 decreased 29% to $877,000. The effective interest rate for the first six months of 2002 was 5.0%, as compared with 6.5% for the corresponding 2001 period. The company recorded interest income of $28,000 in the first six months of 2002 and interest expense of $68,000 in the first six months of 2001 related to SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities).

Income Tax Expense
------------------

The effective income tax rate was 33% for the six months ended June 30, 2002, as compared with 30% for the corresponding 2001 period. This higher effective tax rate for 2002 was the result of a larger portion of the company's taxable income being derived from higher-tax-rate jurisdictions.


BUSINESS SEGMENTS

Spawn Products
--------------

       (in thousands)                     2002        2001     % Change
                                          ----        ----     --------
       Sales, including intersegment     $30,407     $30,990       (2)
       Operating expenses                 25,450      25,412        0
       Operating income                    4,957       5,578      (11)

Net sales of spawn and spawn-related products were $30.4 million for the six months ended June 30, 2002, as compared with $31.0 million for the corresponding 2001 period. The stronger U.S. dollar had the effect of reducing sales on a period-over-period comparison by $0.2 million. Spawn product sales volume decreased 1%, with a 6% decrease in the Americas and a 2% increase in overseas markets. Most of the volume decrease in the Americas was associated with a reduction in the amount of Agaricus growing area planted. Sales of disease-control agents and nutritional supplements increased 5% and accounted for 17% of Sylvan's consolidated net sales for the first six months of 2002.

The overseas U.S. dollar equivalent selling price decreased 2% during the first six months of 2002, as compared with the corresponding 2001 period, primarily due to the strengthening of the U.S. dollar. The selling price in the Americas decreased 1%.

Operating expenses for the first six months of 2002 and 2001 were virtually equal. However, 2002 included the $0.2 million increase in bad debt and warranty reserves and the $0.1 million increase in research and development expenses mentioned in the second quarter comparisons. Within operating expenses, cost of sales was 53.2% of net sales, as compared with 53.1% for the corresponding 2001 period. The overall discard rate for spawn production was 4.5% for the six months ended June 30, 2002, as compared with 5.2% for the corresponding period of 2001.

Operating income for the first six months of 2002 was $5.0 million, as compared with $5.6 million for the corresponding 2001 period. Operating income, as a percentage of net sales, was 16% for the 2002 period, as compared with 18% for the first six months of 2001. Operating income decreased $45,000 due to the strengthening of the U.S. dollar. The operating income of the company's bioproducts division, a component of the Spawn Products Segment, decreased $360,000 due to a reduction in its sales of a specialized variety of mushroom.

Fresh Mushrooms
---------------

       (in thousands)          2002        2001     % Change
                               ----        ----     --------
       Sales                  $12,555     $11,592       8
       Operating expenses      10,990      10,248       7
       Operating income         1,565       1,344      16

Net sales of fresh mushrooms for the six months ended June 30, 2002 increased 8% to $12.6 million. The number of pounds sold increased 5% and the average selling price per pound decreased 1%.

Sylvan's first two satellite farms, which commenced operations during the second quarter of 2001, purchased $0.6 million of ready-to-grow mushroom trays from Quincy and sold approximately $1.2 million of high-quality mushrooms to Quincy for immediate resale to its third-party wholesaler.

Operating expenses for the first six months of 2002 increased $0.75 million to $11.0 million, when compared with the $10.25 million for the first six months of 2001. This increase consisted of a $0.2 million increase in costs to produce mushrooms due to lower yields per square foot, a $0.1 million increase in maintenance expenses, and a $1.0 million increase in purchased product, offset by a $0.35 million decrease in production overhead expenses and a $0.2 million increase in lease revenue from the satellite farms. Within operating expenses, cost of sales, as a percentage of net sales, for the first six months of 2002 was 67.2%, as compared with 66.1% for the corresponding 2001 period. The Fresh Mushrooms Segment operating income was $1.6 million, or 12% of net sales, as compared with $1.3 million, or 12%, for the first six months of 2001.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2002 was $8.8 million, as compared with $6.0 million for the corresponding six months of 2001. During the first six months of 2002, the company reduced Other Current Assets approximately $2.2 million due to the release of cash, which was collateralized to support a loan from a European bank. This loan was repaid in the first quarter of 2002.

Cash used by investing activities was $2.9 million for the six months ended June 30, 2002, as compared with $5.8 million used during the corresponding period of 2001. During the first six months of 2002, approximately $0.9 million was expended on growth opportunities, primarily for the Canadian spawn production facility and satellite growing facilities at Quincy. The remaining $2.0 million was for maintenance capital expenditures. By comparison, during the first six months of 2001, approximately $2.9 million was for growth opportunities and $2.9 million was for maintenance capital expenditures.

Capital expenditures in 2002 are expected to total between $5.0 million and $7.0 million for existing operations, $3.0 million to $4.0 million of which is allocated for maintenance capital, with additional expenditures as required for any acquisitions or new initiatives. The company routinely assesses its requirements for additional capital investments and believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $20.9 million as of June 30, 2002. Term and revolving credit decreased $5.7 million during the six months ended June 30, 2002, as compared with an increase of $0.7 million during the corresponding period of 2001. Most of this change related to the repayment of a European bank loan supported by the cash deposit mentioned earlier and positive cash flow in excess of expenditures for property, plant and equipment.

During the first six months of 2002, the company purchased 23,321 shares of Sylvan common stock at an average price of $11.60 per share. By comparison, 10,000 shares were purchased during the first six months of 2001 at an average price of $10.19 per share. Management has suspended Sylvan's share purchase program during the ongoing exploration of strategic alternatives mentioned earlier.


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

References are made in this report to expectations regarding capital expenditures, future cash availability and the future performance of the company, in general. These "forward-looking statements" are based on currently available competitive, financial and economic data and the company's operating plans, but they are inherently uncertain. Events could turn out to be significantly different from what is expected, depending upon such factors as mushroom growing process inconsistencies, specific pricing or product initiatives of the company's competitors and competitive conditions in the mushroom market in general, changes in currency and exchange risks, a loss of a major customer, or changes in a specific country's or region's political or economic conditions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The information presented under this item in the company's Form 10-K for the fiscal year ended December 30, 2001 has not changed materially. Information relating to the sensitivity to foreign currency exchange rate changes of the company's firmly committed sales transactions is omitted because it is an immaterial portion of total sales.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

There are no material pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or to which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Sylvan Inc.'s annual meeting of shareholders was held on May 30, 2002. At the meeting, the following individuals, constituting the full board, were elected directors of the company to serve for a term of one year, expiring in 2003.

                                  -----Number of Votes----
                                     For          Withheld
                                     ---          --------
       William L. Bennett         5,015,935        32,535
       Monir K. Elzalaki          4,076,314       972,156
       Virgil H. Jurgensmeyer     5,013,435        35,035
       Nelson Obus                5,020,436        28,034
       Dennis C. Zensen           4,295,477       752,993


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

     10.2.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, together with various annexes, exhibits and schedules and various related documents, previously filed as Exhibits 10.1 through 10.10 on November 10, 1998 with Sylvan's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.11 Index of Other Exhibits to the Revolving Credit Agreement, previously filed as Exhibit 10.11 on November 10, 1998 with Sylvan's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.5.1 Agreement, dated January 14, 2000, by and between C And C Carriage Mushroom Co., t/a Modern Sales Company, and Quincy Corporation, previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.5.2 Index of Exhibits to the C And C Agreement referenced above, previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.40 Collective Bargaining Agreement, dated January 21, 2001, between Quincy Corporation and the United Farm Workers of America, AFL-CIO, previously filed on March 23, 2001 with the company's Form 10-K annual report for the fiscal year ended December 31, 2000 and incorporated herein by reference

     10.41 Notification letter, dated October 12, 2001, regarding Mellon Bank's transfer to Citizens Financial Group, Inc. of its right, title and interest in the Revolving Credit Agreement, dated August 6, 1998, previously filed on March 20, 2002 with the company's Form 10-K annual report for the fiscal year ended December 30, 2001 and incorporated herein by reference

     10.42 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein

     99.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b)     Reports on Form 8-K

Report on Form 8-K filed on June 7, 2002, reporting the dismissal of Arthur Andersen LLP as the company's independent accountant and the engagement of Ernst & Young LLP as the company's independent accountant for 2002


                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:       August 12, 2002             SYLVAN INC.
       -----------------------


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