Form 10-Q
period 2002-09-29
SYLVAN INC
filed 2002-11-12
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-18339


                                   SYLVAN INC.
             (Exact name of registrant as specified in its charter)


            NEVADA                                       25-1603408
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

333 MAIN STREET, P.O. BOX 249, SAXONBURG, PA             16056-0249
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

                                   Yes [X] No____



 Number of shares of common stock outstanding as of October 30, 2002...5,441,131

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX


                                                                                                                Page No.
                                                                                                                --------
PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  September 29, 2002 and December 30, 2001........................................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended September 29, 2002 and September 30, 2001.................................................5

                  Condensed Consolidated Statements of Income, Nine Months
                  Ended September 29, 2002 and September 30, 2001.................................................6

                  Condensed Consolidated Statements of Cash Flows, Nine Months
                  Ended September 29, 2002 and September 30, 2001.................................................7

                  Notes to Condensed Consolidated Financial Statements,
                  September 29, 2002..............................................................................8

         Item 2.  Management's Discussion and Analysis...........................................................13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................19

         Item 4.  Controls and Procedures........................................................................19

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings.............................................................................19

         Item 6.   Exhibits and Reports on Form 8-K..............................................................20

         Signatures..............................................................................................21

         Certifications..........................................................................................22

         Index to Exhibits.......................................................................................25

         Exhibits................................................................................................27

                         PART I - FINANCIAL INFORMATION
Item 1.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)

                                                                               September 29, 2002      December 30, 2001
                                                                               ------------------      -----------------
                                                                                  (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                                                       $    5,338              $    5,072
  Trade accounts receivable, net of allowance
    for doubtful accounts of $541 and $440, respectively                              13,524                  13,133
  Inventories                                                                         11,199                  10,119
  Prepaid income taxes and other expenses                                              1,819                   1,437
  Other current assets                                                                 1,728                   4,206
-------------------------------------------------------------------------------------------------------------------------

    Total current assets                                                              33,608                  33,967

Property, plant and equipment, net                                                    57,064                  54,276

Intangible assets, net of accumulated amortization
    of $4,464 and $4,078, respectively                                                11,822                  11,036

Other assets, net of accumulated amortization
    of $566 and $491, respectively                                                     7,865                   7,811
-------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $  110,359              $  107,090
=========================================================================================================================







   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)

                                                                               September 29, 2002      December 30, 2001
                                                                               ------------------      -----------------
                                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                                               $      232              $    2,430
  Accounts payable - trade                                                             3,993                   3,833
  Accrued salaries, wages and employee benefits                                        3,048                   2,635
  Other accrued liabilities                                                            1,922                     905
  Income taxes payable                                                                 1,423                     942
-------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                                         10,618                  10,745
-------------------------------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                                     35,007                  37,255
-------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities:
  Other                                                                                1,943                   1,362
  Deferred income taxes                                                                4,914                   5,162
-------------------------------------------------------------------------------------------------------------------------

    Total other long-term liabilities                                                  6,857                   6,524
-------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                      1,687                   1,680

SHAREHOLDERS' EQUITY:
  Common stock, voting, par value $0.001, 10,000,000 shares authorized,
    6,728,405 and 6,694,272 shares issued at
    September 29, 2002 and December 30, 2001, respectively                                 7                       7
  Additional paid-in capital                                                          17,390                  17,055
  Retained earnings                                                                   63,604                  60,296
  Less:  Treasury stock, at cost, 1,287,274 and 1,263,953 shares
    at September 29, 2002 and December 30, 2001, respectively                        (13,407)                (13,136)
                                                                                     --------                --------
                                                                                      67,594                  64,222

  Accumulated other comprehensive deficit                                            (11,404)                (13,336)
-------------------------------------------------------------------------------------------------------------------------

    Total shareholders' equity                                                        56,190                  50,886
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  110,359              $  107,090
=========================================================================================================================



The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)


                                                                             -------------Three Months Ended--------------
                                                                               September 29, 2002     September 30, 2001
                                                                               ------------------     ------------------

NET SALES                                                                         $   22,275              $   21,848
-------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                       13,612                  12,893
  Selling, administration, research and development                                    4,990                   4,703
  Depreciation                                                                         1,453                   1,370
-------------------------------------------------------------------------------------------------------------------------
                                                                                      20,055                  18,966
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                       2,220                   2,882

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COST                                                     490                     604

OTHER INCOME (EXPENSE)                                                                    (3)                    (90)
-------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                             1,727                   2,188

PROVISION FOR INCOME TAXES                                                               579                     656
-------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                                  1,148                   1,532

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                               39                      24
-------------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                        $    1,109              $    1,508
=========================================================================================================================


NET INCOME PER SHARE - BASIC                                                      $     0.20              $     0.27
=========================================================================================================================


NET INCOME PER SHARE - DILUTED                                                    $     0.20              $     0.27
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                                    5,439,697               5,523,618
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                                         5,502,408               5,584,890
=========================================================================================================================





   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)


                                                                             ------------Nine Months Ended--------
                                                                             September 29, 2002  September 30, 2001
                                                                             ------------------  ------------------

NET SALES                                                                           $    64,582        $    63,803
------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                          38,244             36,999
  Selling, administration, research and development                                      15,732             14,877
  Depreciation                                                                            4,268              4,056
------------------------------------------------------------------------------------------------------------------
                                                                                         58,244             55,932
------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                          6,338              7,871

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COST                                                      1,366              1,847

OTHER INCOME (EXPENSE)                                                                       60                (96)
------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                5,032              5,928

PROVISION FOR INCOME TAXES                                                                1,661              1,778
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                                     3,371              4,150

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                                  63                 94
----------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                          $     3,308        $     4,056
======================================================================================================================


NET INCOME PER SHARE - BASIC                                                        $      0.60        $      0.73
======================================================================================================================


NET INCOME PER SHARE - DILUTED                                                      $      0.60        $      0.73
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                                       5,435,607          5,521,115
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                                            5,494,988          5,576,493
======================================================================================================================





   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)

                                                             ------------Nine Months Ended----------
                                                             September 29, 2002   September 30, 2001
                                                             ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  3,308          $  4,056
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                  4,428             4,610
       Employee benefits                                                689              (316)
       Trade accounts receivable                                        210              (198)
       Inventories                                                     (591)              (53)
       Prepaid expenses and other assets                              2,267              (366)
       Accounts payable and accrued liabilities                       1,332               429
       Other                                                           (970)             (219)
--------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                     10,673             7,943
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                     (4,772)           (7,557)
  Proceeds from sale of fixed assets                                      -                93
--------------------------------------------------------------------------------------------------

       Net cash used in investing activities                         (4,772)           (7,464)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                               (2,343)             (202)
  Proceeds from long-term debt borrowings                                 -                49
  Net (repayments) borrowings under revolving credit line            (3,492)              289
  Proceeds from exercise of stock options                               312               112
  Purchase of treasury shares                                          (271)             (245)
--------------------------------------------------------------------------------------------------

       Net cash (used in) provided by financing activities           (5,794)                3
--------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                        159              (391)
--------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                          266                91

CASH AND CASH EQUIVALENTS, beginning of period                        5,072             5,371
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                           $  5,338          $  5,462
==================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                                    $  1,483          $  1,726
  Income taxes paid                                                   1,557             1,853




   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SYLVAN INC. AND SUBSIDIARIES
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      GENERAL

      These condensed consolidated financial statements of Sylvan Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company's Annual Report to Shareholders and its Form 10-K for the year ended December 30, 2001. The consolidated balance sheet of December 30, 2001 was derived from the audited balance sheet included in the most recent Form 10-K.

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

      INVENTORIES

      Inventories at September 29, 2002 and December 30, 2001 consisted of the following:


             (in thousands)                     September 29, 2002  December 30, 2001
                                                ------------------  -----------------

          Growing crops and compost material          $ 5,012          $ 5,466
          Stores and other supplies                     2,125            1,493
          Finished products                             4,062            3,160
                                                      -------        ---------
                                                      $11,199          $10,119
                                                      =======          =======

      EARNINGS PER COMMON SHARE

      Earnings per share were calculated using the weighted average number of shares outstanding during the period, including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,384,749 shares of the company's common stock have been granted and options for a total of 583,612 of these shares have been exercised as of September 29, 2002.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three and nine months ended September 29, 2002 and September 30, 2001.

                                                  Three Months Ended                 Nine Months Ended
      (in thousands)                      Sept. 29, 2002    Sept. 30, 2001    Sept. 29, 2002    Sept. 30, 2001
                                          --------------    --------------    --------------    --------------

      Net income                            $    1,109        $    1,508        $    3,308        $    4,056
                                            ==========        ==========        ==========        ==========

      Earnings per common share
         - basic                            $     0.20        $     0.27        $     0.60        $     0.73
                                            ==========        ==========        ==========        ==========
      Earnings per common share
         - diluted                          $     0.20        $     0.27        $     0.60        $     0.73
                                            ==========        ==========        ==========        ==========

      Common shares - basic                  5,439,697         5,523,618         5,435,607         5,521,115
      Effect of dilutive securities:
        Stock options                           62,711            61,272            59,381            55,378
                                            ----------        ----------        ----------        ----------
      Common shares - diluted                5,502,408         5,584,890         5,494,988         5,576,493
                                            ==========        ==========        ==========        ==========

      Options to purchase approximately 298,000 shares of common stock in the three and nine months ended September 29, 2002, and 305,000 shares of common stock in the three and nine months ended September 30, 2001, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the company's common shares for the respective periods.

      RECENT PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 (Goodwill and Other Intangible Assets). SFAS No. 142 eliminates amortization of goodwill and amortization of indefinitely lived intangible assets and provides for an impairment test to be performed at least annually. Sylvan adopted this pronouncement on December 31, 2001, which was the first day of Sylvan's 2002 fiscal year. During the quarter ended March 31, 2002, a professional services firm retained by the company conducted an assessment to test for transitional goodwill impairment. No initial impairment loss resulted. The company plans to complete its annual assessment to test for transitional goodwill impairment during the fourth quarter of 2002.

      Sylvan's intangible assets, which relate solely to its Spawn Products Segment, are as follows:

                                     Gross Carrying Amount            Accumulated Amortization
                                                    Cultures                          Cultures
      (in thousands)               Goodwill        and Other         Goodwill        and Other            Net
                                  ---------        ---------      -----------      -----------         --------

      December 30, 2001            $ 14,107         $  1,007         $ (3,776)        $   (302)        $ 11,036
      Additions                           -                7                -              (96)             (89)
      Impairment                          -                -                -                -                -
      Disposals                           -                -                                 -                -
      Currency Translation            1,165                -             (290)               -              875
                                   --------         --------         --------         --------         --------
      September 29, 2002           $ 15,272         $  1,014         $ (4,066)        $   (398)        $ 11,822
                                   ========         ========         ========         ========         ========

      In connection with the adoption of SFAS No. 142 (Goodwill and Other Intangible Assets), Sylvan reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The remaining useful lives of the cultures range from eight to eleven years and the other intangible assets range from three to six years.

      Amortization expense for intangible assets was $32,000 and $96,000 for the three and nine months ended September 29, 2002, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding years is as follows:

      (in thousands)
                                           2002 (remainder)             $ 32
                                           2003                          127
                                           2004                          122
                                           2005                           67
                                           2006                           67
                                           2007                           65

      Actual results of operations for the three and nine months ended September 29, 2002 and the pro forma results for the three and nine months ended September 30, 2001, had Sylvan applied the non-amortization provisions of SFAS No. 142 (Goodwill and Other Intangible Assets) in 2001, are as follows:

                                                    Three Months Ended                Nine Months Ended
      (in thousands except per share data)   Sept. 29, 2002   Sept. 30, 2001   Sept. 29, 2002   Sept. 30, 2001
                                             --------------   --------------   --------------   --------------

      Reported net income                       $   1,109        $   1,508        $   3,308        $   4,056
      Add back: Goodwill amortization,
        net of tax                                    -                 84              -                251
                                                ---------       ----------       ----------        ---------
       Adjusted net income                      $   1,109        $   1,592        $   3,308        $   4,307
                                                 ========         ========         ========         ========

       Basic earnings per share:
         Reported net income                    $    0.20        $    0.27        $    0.60        $    0.73
         Add back: Goodwill amortization              -               0.02              -               0.05
                                                ---------       ----------       ----------        ---------
       Adjusted net income                      $    0.20        $    0.29        $    0.60        $    0.78
                                                =========        =========        =========        =========

       Diluted earnings per share:
         Reported net income                    $    0.20        $    0.27        $    0.60        $    0.73
         Add back: Goodwill amortization              -               0.02              -               0.04
                                                ---------       ----------       ----------        ---------
       Adjusted net income                      $    0.20        $    0.29        $    0.60        $    0.77
                                                =========       ==========       ==========        =========


2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. The maximum aggregate outstanding balance will decline over the life of the agreement as follows:

                                                     Maximum Aggregate
                 Period Beginning                   Outstanding Balance
                 ----------------                   -------------------
                  August 6, 2003                      $50.0 million
                  August 6, 2004                       45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On September 29, 2002, the company had outstanding borrowings under the agreement of $33.9 million. The revolving credit loans mature on August 5, 2005. The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

      As of December 30, 2001, the company had a French-franc denominated loan of FF16.2 million ($2.2 million) that was repaid in January 2002.

      The company's majority-owned Dutch subsidiary has a long-term plant and equipment and overdraft facility with a Dutch bank. At September 29, 2002, a term loan amounting to 0.8 million euros ($0.8 million) was outstanding under this agreement.


3.    COMPREHENSIVE INCOME:

      Comprehensive income consisted of the following:

                                                   Three Months Ended                Nine Months Ended
      (in thousands)                         Sept. 29, 2002  Sept. 30, 2001    Sept. 29, 2002  Sept. 30, 2001
                                             --------------  --------------    --------------  --------------
      Net income                                $ 1,109         $ 1,508           $ 3,308         $ 4,056
      Other comprehensive income:
      Foreign currency translation
        adjustment                                 (275)          1,002             2,472          (2,715)
      Unrealized income (losses) on
        derivatives and qualified cash
        flow hedges, net of tax                    (390)           (460)             (540)           (554)
                                                -------         -------           -------         -------
      Total comprehensive income                $   444         $ 2,050           $ 5,240         $   787
                                                =======         =======           =======         =======

      The components of accumulated other comprehensive deficit consist of the following:


       (in thousands)                                   SEPTEMBER 29, 2002  DECEMBER 30, 2001
                                                        ------------------  -----------------

      Unrealized losses on derivatives and
          qualified cash flow hedges, net of tax             $   (876)        $   (336)
      Foreign currency translation adjustments                (10,528)         (13,000)
                                                             --------         --------
      Total accumulated other comprehensive deficit          $(11,404)        $(13,336)
                                                             ========         ========

      Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through August 2007. The fair value of these contracts is recorded in the balance sheet, with the offset to Accumulated Other Comprehensive Deficit, net of tax. Based on interest rates at September 29, 2002, the company expects to expense $36,000 in the next 12 months related to derivative instruments.


4.    BUSINESS SEGMENT INFORMATION:

      Sylvan is a worldwide producer and distributor of products for the mushroom industry, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: Spawn Products, which includes spawn-related products, services and bioproducts; and Fresh Mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter and nine months ended September 29, 2002, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the December 30, 2001 financial statements.

                                                      Three         Spawn          Fresh          Total
                                                      Months       Products      Mushrooms      Reportable
     (in thousands)                                   Ended        Segment        Segment        Segments
                                                      -----        -------        -------        --------

      Total revenues                                   2002        $16,404        $ 6,204        $22,608
                                                       2001         16,069          6,097         22,166

      Intersegment revenues                            2002            333              -            333
                                                       2001            318              -            318

      Operating income                                 2002          2,718            436          3,154
                                                       2001          3,047            561          3,608


                                                       Nine         Spawn          Fresh          Total
                                                      Months       Products      Mushrooms      Reportable
     (in thousands)                                   Ended        Segment        Segment        Segments
                                                      -----        -------        -------        --------

      Total revenues                                   2002        $46,812        $18,759        $65,571
                                                       2001         47,059         17,690         64,749

      Intersegment revenues                            2002            989              -            989
                                                       2001            946              -            946

      Operating income                                 2002          7,674          2,001          9,675
                                                       2001          8,625          1,905         10,530


     RECONCILIATION TO CONSOLIDATED FINANCIAL DATA:


                                                         Three Months Ended               Nine Months Ended
     (in thousands)                               Sept. 29, 2002  Sept. 30, 2001    Sept. 29, 2002  Sept. 30, 2001
                                                  --------------  --------------    --------------  --------------

      Total revenues for reportable segments        $ 22,608         $ 22,166         $ 65,571         $ 64,749
      Elimination of intersegment revenues              (333)            (318)            (989)            (946)
                                                    --------         --------         --------         --------
      Total consolidated revenues                   $ 22,275         $ 21,848         $ 64,582         $ 63,803
                                                    ========         ========         ========         ========

      Total operating income for reportable
        segments                                    $  3,154         $  3,608         $  9,675         $ 10,530
      Unallocated corporate expenses                    (934)            (726)          (3,337)          (2,659)
      Interest expense, net                             (490)            (604)          (1,366)          (1,847)
      Other income (expense)                              (3)             (90)              60              (96)
                                                    --------         --------         --------         --------
      Consolidated income before income
         taxes                                      $  1,727         $  2,188         $  5,032         $  5,928
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

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          SYLVAN INC. AND SUBSIDIARIES

GENERAL

During the second quarter of 2002, the company announced that it had retained an investment banking firm to evaluate strategic plans and business alternatives designed to enhance Sylvan's shareholder value. The action was recommended by a special committee of the board of directors that was composed of the board's outside members and was organized for the purpose of selecting an advisor. On October 15, 2002, as a result of Sylvan's evaluation of strategic alternatives, the company announced that it intends to repurchase up to 1.3 million shares of its common stock over a 36-month period.

RESULTS OF OPERATIONS (Three Months Ended September 29, 2002 and September 30,
2001)

CONSOLIDATED REVIEW

NET SALES

        (in thousands)       2002              2001            % CHANGE
                             ----              ----            --------
         Net sales         $ 22,275         $ 21,848               2

Net sales increased 2% to $22.3 million, when compared with $21.8 million for the corresponding 2001 quarter. Net sales of the Fresh Mushrooms Segment increased $0.1 million and net sales of the Spawn Products Segment increased $0.3 million. The U.S. dollar was approximately 10% weaker, when measured against the company's applicable foreign currencies, than for the third quarter of 2001. This weakening resulted in increased sales of approximately $1.1 million and increased operating income of $0.1 million during the 2002 quarter, when compared with the third quarter of 2001. International sales, as a percentage of net sales, were 50% in the third quarter of 2002 and 48% in the corresponding quarter of 2001.

OPERATING COSTS AND EXPENSES

       (in thousands)                        2002           2001      % CHANGE
                                             ----           ----      --------
        Cost of sales                     $  13,612      $  12,893       6
        Selling, administration,
              research and development        4,990          4,703       6
        Depreciation                          1,453          1,370       6

The company's cost of sales, expressed as a percentage of net sales, was 61.1% for the third quarter of 2002, as compared with 59.0% for the third quarter of 2001. The cost of sales percentage increased in both the Fresh Mushrooms Segment and the Spawn Products Segment. Selling, administration, research and development expenses increased 6% to $5.0 million, when compared with the $4.7 million reported for the third quarter of 2001. This increase consisted of the following:

        Increased professional fees and insurance               $  0.2  million
        Decreased periodic pension benefit (detailed below)        0.1  million
        Weaker U.S. dollar                                         0.1  million
        Decreased amortization expense (detailed below)           (0.1) million

The company recorded $37,500 and $151,000 of net periodic benefit income during the quarters ended September 29, 2002 and September 30, 2001, respectively, from a pension plan of a former subsidiary. This decrease related to plan asset performance in 2001. The company expects additional decreases in the net periodic benefit income in 2003 due to weak plan asset performance in 2002. Pension plan contributions will be required if plan asset performance continues to decline.

The company adopted the provisions of SFAS No. 142 (Goodwill and Other Intangible Assets) at the beginning of the current fiscal year. No goodwill amortization was recorded during the quarter ended September 29, 2002. During the quarter ended September 30, 2001, the company recorded goodwill amortization of approximately $125,000.

INTEREST EXPENSE

Net interest expense for the third quarter of 2002 decreased 19% to $490,000, from $604,000 for the third quarter of 2001. The effective interest rate for the third quarter of 2002 was 5.7%, as compared with 5.9% for the third quarter of 2001. The company recorded interest expense of $43,000 in the third quarter of 2002 and a benefit of $45,000 in the third quarter of 2001 related to SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities).

INCOME TAX EXPENSE

The effective income tax rate was 33% for the third quarter of 2002, as compared with 30% for the corresponding 2001 quarter. This higher effective tax rate for 2002 was the result of a larger portion of the company's taxable income being derived from higher-tax-rate jurisdictions.


BUSINESS SEGMENTS

SPAWN PRODUCTS

        (in thousands)                       2002         2001      % CHANGE
                                             ----         ----      --------
        Sales, including intersegment     $  16,404    $  16,069        2
        Operating expenses                   13,686       13,022        5
        Operating income                      2,718        3,047      (11)

Net sales of spawn and spawn-related products increased 2% to $16.4 million, when compared with the $16.1 million reported for the third quarter of 2001. However, after adjusting for the weaker U.S. dollar, which increased net sales by $1.1 million on a quarter-over-quarter comparison, net sales decreased by 5%. Spawn product sales volume decreased 4%, with a 9% decrease in the Americas and a 1% decrease in overseas markets. Most of the volume decrease in the Americas was associated with a reduction in the amount of Agaricus growing area planted and increased competition in the United States. Sales of disease-control agents and nutritional supplements increased 8% and accounted for 18% of Sylvan's consolidated net sales for the third quarter of 2002.

The overseas U.S. dollar equivalent selling price increased 7% during the third quarter of 2002, as compared with the corresponding quarter of 2001, primarily due to the weakening of the U.S. dollar. After adjusting for the weaker U.S. dollar, the overseas selling price decreased 3% due to lower volumes sold in the UK and Irish markets, which are higher-priced territories. This 3% decrease in average selling price had the effect of reducing operating income by $325,000. The selling price in the Americas increased 2%. The company intends to implement price reductions for some of its products during the fourth quarter of 2002, in order to meet competitive pressures and preserve its share of its spawn products markets. The company believes that the changes could reduce Sylvan's Spawn Products Segment sales and operating income.

Operating expenses increased 5% to $13.7 million for the third quarter of 2002. Most of the increase was due to the weaker U.S. dollar that had the effect of increasing operating expenses by $0.6 million. Within operating expenses, cost of sales was 55.5% of net sales, as compared with 53.6% for the corresponding 2001 quarter. Sales volumes decreased on Sylvan's more profitable spawn and CI and increased on its less profitable disease-control agents and nutritional supplements. The overall discard rate for spawn production was 5.9% for the third quarter of 2002, as compared with 4.9% for the corresponding quarter of 2001.

Operating income decreased 11% to $2.7 million, as compared with $3.0 million for the corresponding 2001 quarter. The decrease is directly attributable to the change in product mix which was detailed earlier. Operating income, as a percentage of net sales, was 17% for the third quarter of 2002, as compared with 19% for the third quarter of 2001. Operating income increased $0.1 million due to the weakening of the U.S. dollar. The operating income of the company's bioproducts division, a component of the Spawn Products Segment, increased $80,000 due to a reduction in overhead costs that was initiated during the first six months of 2002.

FRESH MUSHROOMS

      (in thousands)             2002          2001         % CHANGE
                                 ----          ----         --------
      Sales                     $6,204        $6,097             2
      Operating expenses         5,768         5,536             4
      Operating income             436           561           (22)

Net sales of fresh mushrooms and compost, for the third quarter of 2002 increased 2% to $6.2 million. The number of pounds sold and the average selling price per pound were virtually unchanged from the prior-year third quarter. Sylvan's first two satellite farms, which commenced operations during the second quarter of 2001, purchased $0.4 million of ready-to-grow mushroom trays from Quincy, $0.1 million more than in the corresponding 2001 quarter, and sold approximately $0.7 million of mushrooms to Quincy for immediate resale to its third-party wholesaler.

Operating expenses for the third quarter of 2002 increased $0.2 million to $5.8 million, when compared with the $5.5 million for the third quarter of 2001. Within operating expenses, cost of sales, as a percentage of net sales, for the third quarter of 2002 was 72.6%, as compared with 70.2% for the 2001 third quarter. Quincy's return per square foot, for the third quarter of 2002, did not meet expectations due to lower yields at the main farm, a lower average selling price for cannery product, and an increase in harvesting costs and related overhead expenses. The Fresh Mushrooms Segment operating income for the third quarter was 7% of net sales, as compared with 9% for the third quarter of 2001.


RESULTS OF OPERATIONS (Nine Months Ended September 29, 2002 and September 30,
2001)

CONSOLIDATED REVIEW

NET SALES

     (in thousands)              2002              2001          % CHANGE
                                 ----              ----          --------
      Net sales              $  64,582         $  63,803            1

Net sales for the nine months ended September 29, 2002 increased 1% to $64.6 million, as compared with $63.8 million for the corresponding 2001 period. Net sales of the Fresh Mushrooms Segment increased $1.1 million, while net sales of the Spawn Products Segment decreased $0.2 million. On average, for the first nine months of 2002, the U.S. dollar was approximately 3% weaker, when measured against the company's applicable foreign currencies, than for the first nine months of 2001. This weakening resulted in increased sales of approximately $0.9 million and increased operating income of $45,000 during the 2002 period, when compared with the corresponding 2001 period. International sales, as a percentage of net sales, were 48% in both the nine months ended September 29, 2002 and September 30, 2001.

OPERATING COSTS AND EXPENSES

     (in thousands)                        2002           2001        % CHANGE
                                           ----           ----        --------
      Cost of sales                       $38,244        $36,999          3
      Selling, administration,
            research and development       15,732         14,877          6
      Depreciation                          4,268          4,056          5

The company's cost of sales, expressed as a percentage of net sales, was 59.2% for the first nine months of 2002, as compared with 58.0% for the corresponding 2001 period. The cost of sales percentage increased in both the Fresh Mushrooms Segment and the Spawn Products Segment. Selling, administration, research and development expenses increased $0.9 million to $15.7 million. This increase consisted primarily of the following:

       Increased professional fees                             $  0.3  million
       Decreased periodic pension benefit (detailed below)        0.3  million
       Increased bad debt and warranty reserves                   0.2  million
       Severance charges                                          0.2  million
       Increased insurance expense                                0.2  million
       Weaker U.S. dollar                                         0.1  million
       Decreased amortization expense (detailed below)           (0.4) million

The company recorded approximately $115,000 and $450,000 of net periodic benefit income during the first nine months of 2002 and 2001, respectively, from a pension plan of a former subsidiary. This decrease related to plan asset performance in 2001. The company expects additional decreases in the net periodic benefit income in 2003 due to weak plan asset performance in 2002. Pension plan contributions will be required if plan asset performance continues to decline.

The company adopted the provisions of SFAS No. 142 (Goodwill and Other Intangible Assets) at the beginning of the current fiscal year. No goodwill amortization was recorded during the nine months ended September 29, 2002. During the first nine months of 2001, the company recorded goodwill amortization of approximately $375,000.

INTEREST EXPENSE

Net interest expense for the nine months ended September 29, 2002 decreased 26% to $1,366,000. The effective interest rate for the first nine months of 2002 was 5.2%, as compared with 6.6% for the corresponding 2001 period. The company recorded interest expense of $16,000 in the first nine months of 2002 and $22,000 in the first nine months of 2001 related to SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities).

INCOME TAX EXPENSE

The effective income tax rate was 33% for the nine months ended September 29, 2002, as compared with 30% for the corresponding 2001 period. This higher effective tax rate for 2002 was the result of a larger portion of the company's taxable income being derived from higher-tax-rate jurisdictions.

BUSINESS SEGMENTS

SPAWN PRODUCTS

        (in thousands)                        2002         2001    % CHANGE
                                              ----         ----    --------
        Sales, including intersegment      $  46,812    $  47,059    (1)
        Operating expenses                    39,138       38,434     2
        Operating income                       7,674        8,625   (11)

Net sales of spawn and spawn-related products were $46.8 million for the nine months ended September 29, 2002, as compared with $47.1 million for the corresponding 2001 period. The weaker U.S. dollar had the effect of increasing sales on a period-over-period comparison by $0.9 million. Spawn product sales volume decreased 2%, with a 7% decrease in the Americas and a 1% increase in overseas markets. Most of the volume decrease in the Americas was associated with a reduction in the amount of Agaricus growing area planted and increased competition in the United States. Sales of disease-control agents and nutritional supplements increased 6% and accounted for 17% of Sylvan's consolidated net sales for the first nine months of 2002.

The overseas U.S. dollar equivalent selling price increased 1% during the first nine months of 2002, as compared with the corresponding 2001 period, primarily due to the weakening of the U.S. dollar. After adjusting for the weaker U.S. dollar, the overseas selling price decreased 2%, primarily due to lower volumes sold in the UK and Irish markets, which are higher-priced territories. This 2% decrease in average selling price had the effect of reducing operating income by $450,000. The selling price in the Americas was virtually unchanged. The company intends to implement price reductions for some of its products during the fourth quarter of 2002, in order to meet competitive pressures and preserve its share of its spawn products markets. The company believes that the changes could reduce Sylvan's Spawn Products Segment sales and operating income.

Operating expenses increased 2% to $39.1 million for the first nine months of 2002. Most of the increase was due to the weaker U.S. dollar that had the effect of increasing operating expenses by $0.5 million. Within operating expenses, cost of sales was 54.0% of net sales, as compared with 53.2% for the corresponding 2001 period. Sales volumes decreased on Sylvan's more profitable spawn and CI and increased on its less profitable disease-control agents and nutritional supplements. The overall discard rate for spawn production was 4.9% for the nine months ended September 29, 2002, as compared with 5.1% for the corresponding period of 2001.

Operating income for the first nine months of 2002 was $7.7 million, as compared with $8.6 million for the corresponding 2001 period. Operating income, as a percentage of net sales, was 16% for the 2002 period, as compared with 18% for the first nine months of 2001. Operating income increased $45,000 due to the weakening of the U.S. dollar. The operating income of the company's bioproducts division, a component of the Spawn Products Segment, decreased $280,000 primarily due to a reduction in its sales of a specialized variety of mushroom.

FRESH MUSHROOMS

        (in thousands)                  2002              2001        % CHANGE
                                        ----              ----        --------
        Sales                        $  18,759         $  17,690          6
        Operating expenses              16,758            15,785          6
        Operating income                 2,001             1,905          5

Net sales of fresh mushrooms and compost, for the nine months ended September 29, 2002, increased 6% to $18.8 million. The number of pounds sold increased 4% and the average selling price per pound decreased 1%. Sylvan's first two satellite farms, which commenced operations during the second quarter of 2001, purchased $0.9 million of ready-to-grow mushroom trays from Quincy and sold approximately $1.9 million of mushrooms to Quincy for immediate resale to its third-party wholesaler.

Operating expenses for the first nine months of 2002 increased $1.0 million to $16.8 million, when compared with the $15.8 million for the first nine months of 2001. Within operating expenses, cost of sales, as a percentage of net sales, for the first nine months of 2002 was 69.0%, as compared with 67.5% for the corresponding 2001 period. The Fresh Mushrooms Segment operating income was $2.0 million, or 11% of net sales, for the first nine months of 2002 and $1.9 million, or 11%, for the first nine months of 2001. Quincy's return per square foot, for the first nine months of 2002, did not meet expectations due to lower yields at the main farm and an average lower selling price for cannery product.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 29, 2002 was $10.7 million, as compared with $7.9 million for the corresponding nine months of 2001. In January of 2002, the company reduced Other Current Assets approximately $2.2 million due to the release of cash, which was collateralized to support a loan from a European bank. This loan was repaid in January of 2002.

Cash used by investing activities was $4.7 million for the nine months ended September 29, 2002, as compared with $7.5 million during the corresponding period of 2001. During the first nine months of 2002, approximately $1.9 million was expended on growth opportunities, primarily for the Canadian spawn production facility and satellite growing facilities at Quincy. The remaining $2.8 million was for maintenance capital expenditures. By comparison, during the first nine months of 2001, approximately $4.0 million was for growth opportunities and $3.5 million was for maintenance capital expenditures.

Capital expenditures in 2002 are expected to total between $6.0 million and $7.0 million for existing operations, $3.0 million to $4.0 million of which is allocated for maintenance capital, with additional expenditures as required for any acquisitions or new initiatives. The company routinely assesses its requirements for additional capital investments and believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $21.1 million as of September 29, 2002. Term and revolving credit decreased $5.8 million during the nine months ended September 29, 2002, as compared with an increase of $0.1 million during the corresponding period of 2001. Approximately $2.2 million of this change related to the repayment of a European bank loan supported by the cash deposit mentioned earlier and positive cash flow in excess of expenditures for property, plant and equipment.

During the first nine months of 2002, the company purchased 23,321 shares of Sylvan common stock at an average price of $11.60 per share. By comparison, 22,071 shares were purchased during the first nine months of 2001 at an average price of $11.10 per share. Management suspended Sylvan's share purchase program during the exploration of strategic alternatives mentioned earlier. On October 15, 2002, the company announced that it intends to repurchase up to 1.3 million shares of its common stock over a 36-month period.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

References are made in this report to expectations regarding capital expenditures, share repurchases, net periodic pension benefit income, future cash availability and the future performance of the company, in general. These "forward-looking statements" are based on currently available competitive, financial and economic data and the company's operating plans, but they are inherently uncertain. Events could turn out to be significantly different from what is expected, depending upon such factors as mushroom growing process inconsistencies, spawn pricing or product initiatives of the company's competitors, competitive conditions in the mushroom market, changes in currency and exchange risks, the loss of a major customer, changes in a specific country's or region's political or economic conditions, or the variability of the U.S. public equity and bond markets.


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


Item 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Sylvan's Chief Executive Officer and Chief Financial Officer have evaluated the company's disclosure controls and procedures as of October 31, 2002, and they concluded that these controls and procedures are effective.

(b)      Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to October 31, 2002.


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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

     3.3 Articles of Incorporation of S.F. Nevada, Inc. - previously filed on November 12, 1999 with the company's Form 10-Q quarterly report for the period ended October 3, 1999 and incorporated herein by reference

     3.4 Articles of Merger of S.F. Nevada, Inc. and Sylvan Foods Holdings, Inc. with exhibit - previously filed on November 12, 1999 with the company's Form 10-Q quarterly report for the period ended October 3, 1999 and incorporated herein by reference

     3.5 Bylaws - previously filed on November 12, 1999 with the company's Form 10-Q quarterly report for the period ended October 3, 1999 and incorporated herein by reference

     10.1.2 Sylvan Foods, Inc. Target Benefit Annuity Purchase Plan, previously filed as Exhibit 3.3.2 on April 2, 1993 with the company's Form 10-K annual report for the fiscal year ended January 3, 1993 and incorporated herein by reference

     10.1.3 Sylvan Foods Holdings, Inc. 1993 Stock Option Plan for Nonemployee Directors, previously filed on April 1, 1994 with the company's Form 10-K annual report for the fiscal year ended January 2, 1994 and incorporated herein by reference

     10.12 Sylvan Inc. 1990 Stock Option Plan (amended and restated), previously filed on November 12, 1999 with the company's Form 10-Q quarterly report for the period ended October 3, 1999 and incorporated herein by reference

     10.2.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, together with various annexes, exhibits and schedules and various related documents, previously filed as Exhibits 10.1 through 10.10 on November 10, 1998 with Sylvan's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.2.11 Index of Other Exhibits to the Revolving Credit Agreement, previously filed as Exhibit 10.11 on November 10, 1998 with Sylvan's Form 10-Q quarterly report for the period ended September 27, 1998 and incorporated herein by reference

     10.5.1 Agreement, dated January 14, 2000, by and between C And C Carriage Mushroom Co., t/a Modern Sales Company, and Quincy Corporation, previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.5.2 Index of Exhibits to the C And C Agreement referenced above, previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and incorporated herein by reference

     10.40 Collective Bargaining Agreement, dated January 21, 2001, between Quincy Corporation and the United Farm Workers of America, AFL-CIO, previously filed on March 23, 2001 with the company's Form 10-K annual report for the fiscal year ended December 31, 2000 and incorporated herein by reference

     10.41 Notification letter, dated October 12, 2001, regarding Mellon Bank's transfer to Citizens Financial Group, Inc. of its right, title and interest in the Revolving Credit Agreement, dated August 6, 1998, previously filed on March 20, 2002 with the company's Form 10-K annual report for the fiscal year ended December 30, 2001 and incorporated herein by reference

     10.43 Employment Continuation Agreement with Dennis C. Zensen, dated September 24, 2002, filed herewith

     10.44 Employment Continuation Agreement with Monir K. Elzalaki, dated September 21, 2002, filed herewith

     10.45 Employment Continuation Agreement with Donald A. Smith, dated September 19, 2002, filed herewith

     10.46 Employment Continuation Agreement with Gary D. Walker, dated September 24, 2002, filed herewith

     10.47 Manager's Service Agreement with Michael A. Walton, dated April 17, 1988, filed herewith


(b)      Reports on Form 8-K

     None



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:       November 12, 2002              SYLVAN INC.
       -----------------------------


                                          By:   /s/  Donald A. Smith
                                             ----------------------------------
                                                     Donald A. Smith
                                                     Chief Financial Officer


                                          By:   /s/  Fred Y. Bennitt
                                             ----------------------------------
                                                     Fred Y. Bennitt
                                                     Secretary/Treasurer

                                 CERTIFICATIONS


Pursuant to 18 U.S.C. Section 1350, the undersigned officers of Sylvan Inc. hereby certify that the company's quarterly report on Form 10-Q for the quarter ended September 29, 2002, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the company.


Dated:  November 12, 2002              By:   /s/  Dennis C. Zensen
        ---------------------            --------------------------------------
                                                 Dennis C. Zensen
                                                 Chairman, President and Chief
                                                 Executive Officer



Dated:  November 12, 2002              By:   /s/  Donald A. Smith
        ---------------------            --------------------------------------
                                                 Donald A. Smith
                                                 Chief Financial Officer

I, Dennis C. Zensen, Chairman of the Board, President and Chief Executive Officer, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Sylvan Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002              /s/ Dennis C. Zensen
                               --------------------------------------------
                                     Chairman of the Board, President
                                     and Chief Executive Officer
                                     (Principal Executive Officer)

I, Donald A. Smith, Chief Financial Officer, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Sylvan Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002               /s/ Donald A. Smith
                               --------------------------------------------
                                      Chief Financial Officer
                                      (Principal Financial Officer)

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

   10.2.11    Index of Other Exhibits to the Revolving Credit Agreement referenced in Exhibit 10.2.1           (d)


   10.5.1     Agreement, dated January 14, 2000, by and between C And C Carriage
              Mushroom Co., t/a Modern Sales Company and Quincy Corporation                                    (e)

   10.5.2     Index of Exhibits to the Agreement referenced in Exhibit 10.5.1                                  (e)

   10.40      Collective Bargaining Agreement, dated January 21, 2001, between Quincy Corporation
              and the United Farm Workers of America, AFL-CIO                                                  (f)

   10.41      Notification letter, dated October 12, 2001, regarding Mellon Bank's transfer to Citizens
              Financial Group, Inc. of its right, title and interest in the Revolving Credit Agreement,
              dated August 6, 1998                                                                             (g)

   10.43      Employment Continuation Agreement with Dennis C. Zensen, dated September 24, 2002                27

   10.44      Employment Continuation Agreement with Monir K. Elzalaki, dated September 21, 2002               38

   10.45      Employment Continuation Agreement with Donald A. Smith, dated September 19, 2002                 49

   10.46      Employment Continuation Agreement with Gary D. Walker, dated September 24, 2002                  60

   10.47      Manager's Service Agreement with Michael A. Walton, dated April 17, 1988                         71

------------------

      (a) This exhibit was previously filed on November 12, 1999 with the company's Form 10-Q quarterly report for the period ended October 3, 1999 and is incorporated herein by reference.
      (b) This exhibit was previously filed on April 2, 1993 with the company's Form 10-K annual report for the fiscal year ended January 3, 1993 and is incorporated herein by reference.
      (c) This exhibit was previously filed on April 1, 1994 with the company's Form 10-K annual report for the fiscal year ended January 2, 1994 and is incorporated herein by reference.
      (d) This exhibit was previously filed on November 10, 1998 as one of Exhibits 10.1 through 10.11 with the company's Form 10-Q quarterly report for the period ended September 27, 1998 and is incorporated herein by reference.
      (e) This exhibit was previously filed on March 27, 2000 with the company's Form 10-K annual report for the fiscal year ended January 2, 2000 and is incorporated herein by reference.
      (f) This exhibit was previously filed on March 23, 2001 with the company's Form 10-K annual report for the fiscal year ended December 31, 2001 and is incorporated herein by reference.
      (g) This exhibit was previously filed on March 20, 2002 with the company's Form 10-K annual report for the fiscal year ended December 30, 2001 and is incorporated herein by reference.