Form 10-K
period 2002-12-31
SYLVAN INC
filed 2003-03-28
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

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

Securities registered pursuant                  Name of each exchange
  to Section 12(b) of the Act:                   on which registered:
      Title of each class                           Not applicable
      -------------------
             None


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

                    Yes  X                       No
                       ------                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                    Yes                          No  X
                       ------                      -----

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2002 (the last day of the registrant's second fiscal quarter of 2002) was approximately $47,081,398. As of that date, the last sale price of the registrant's common stock was $13.00 per share. Solely for purposes of this calculation, shares beneficially owned by directors and executive officers have been excluded.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2003.

               Class                                     Outstanding
               -----                                     -----------
COMMON STOCK, PAR VALUE $.001 PER SHARE                  5,131,131

                       DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K into which
             Document                          the Document is Incorporated
             --------                          ----------------------------
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

Sylvan has two reportable business segments: Spawn Products and Fresh Mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. The Fresh Mushrooms Segment is comprised of Quincy Farms, a large, regional producer of fresh mushrooms.

Spawn Operations: Spawn products accounted for 71% of the company's total sales in 2002 and 79% of its operating income. Spawn is produced by a process whereby carefully maintained mushroom cultures are introduced into specific nutrient media to produce inoculum suitable for commercial spawn production. The inoculum is then combined with a sterile, grain-based substrate in a manner that promotes the colonization of the mushroom cultures throughout the substrate. The resulting culture-enriched substrate is measured into sterilized plastic bags and the filled bags are incubated in environmentally controlled growing rooms. Once the incubation is complete, the bags are refrigerated until they are shipped to customers who then initiate their crop production cycle by adding this seed-like material to the composted growing medium from which the mushrooms grow.

The company conducts its operations through subsidiaries in North America, Europe, Australia and South Africa, and is a leading producer and distributor of mushroom spawn and various spawn-related products in each of the markets in which it has a presence. End-stage spawn production in most of the company's manufacturing facilities takes place in specialized pressure vessels in plants that are operated pursuant to rigorous quality-control standards. Two plants are located in the United States and one each in England, Ireland, the Netherlands, France, Hungary, Australia, South Africa and Canada. Sylvan's Dutch and Australian plants function under arrangements whereby certain prominent mushroom growers in each respective country possess minority ownership of the operating company. A similar ownership structure is expected to be implemented in 2003 with respect to the Canadian plant.

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

The company's production experience and research capabilities lend themselves to a variety of commercially viable microbial production applications. Sylvan produces red yeast rice, a nutraceutical product which is sold at wholesale and retail levels, and is supplying a Japanese company with dried Agaricus mushrooms for use in a beverage that is marketed in the Far East. It also collaborates with chemical, biotechnological and pharmaceutical companies in the course of evaluating and promoting its capabilities beyond the mushroom industry. The value of backlog orders for biological products is insignificant.

Fresh Mushrooms Operations: The Fresh Mushrooms Segment of Sylvan's business accounted for 29% of the company's total sales in 2002 and 21% of its operating income. Sylvan operates a mushroom farm located in Quincy, Florida, that is one of the most modern and efficient mushroom production operations in North America. The facility includes a computer-controlled production system and it serves a strategic role for Sylvan as a resource for production process innovations. Included as part of the Quincy operation are four satellite mushroom growing facilities; two commenced operations in mid-2001 and two commenced operations in early 2003. Each facility is leased to an independent third party. These parties are obligated to purchase their requirements of ready-to-grow mushroom compost from Quincy and to sell their crops of mushrooms to Quincy.

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

In January 2000, Sylvan began selling all of its mushrooms to a leading U.S. mushroom marketing organization that packages and distributes them throughout the eastern United States. Prior to this contract, the mushrooms were sold to supermarkets, food processors and distributors in the mideastern and southeastern United States. The value of backlog orders for mushroom products is insignificant.

PERSONNEL

On December 29, 2002, Sylvan had approximately 850 full-time employees, of whom about 720 were engaged in production activities and 130 in supervision, sales and administration. On December 30, 2001, Sylvan had approximately 900 full-time employees, of whom about 750 were engaged in production activities and 150 in supervision, sales and administration.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The amounts of revenue, operating income and asset-related expenditures attributable to each of the company's industry segments are set forth in Note 8 of the consolidated financial statements that are filed as part of this annual report.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The amounts of revenue and long-lived assets attributable to each of the company's geographic areas are set forth in Note 8 of the company's consolidated financial statements that are filed as part of this annual report.

MAJOR CUSTOMER

Most of Sylvan's Fresh Mushrooms Segment sales in 2002, 2001, and 2000 were to one customer. C And C Carriage Mushroom Company became the purchaser and marketer of the company's mushrooms beginning in January 2000. The $24.1 million, $23.0 million, and $20.8 million of fresh mushrooms that C And C purchased from the Quincy subsidiary for fiscal years 2002, 2001, and 2000, represented 27%, 27%, and 24%, respectively, of Sylvan's consolidated net sales. C And C is not affiliated with Sylvan or any of its subsidiaries and the purchase and marketing contract, dated January 14, 2000, carries an initial term of five years.

COMPETITIVE CONDITIONS

Spawn Products: Sylvan believes that there are seven companies in the United States and three companies in Canada that produce and market almost all of the spawn used by North American mushroom growers. Among these companies, Sylvan's principal North American competitor is Lambert Spawn Company, which increased its production capacity in 2001. In addition, Amycel, Inc. (a division of Monterey Mushrooms, Inc.) is a major spawn producer in the United States, but much of its production is consumed by its mushroom production affiliates. Sylvan believes that its principal European competitors are

Italspawn (Italy) and Le Lion (France). Numerous smaller spawn producers operate in the United States, Canada and in almost every European country. Sylvan competes in the spawn market with strict quality, consistency and reliability standards and through its availability of broad-based, post-sale product support services to mushroom growers.

The company's microbial production applications compete with those of chemical, biotechnological and pharmaceutical companies worldwide. In particular, Chinese growers produce dried Agaricus mushrooms that are similar to those that Sylvan sells to a customer in Japan and are able to sell them at a price that is lower than Sylvan's. The red yeast rice wholesale and retail market is extremely competitive. In addition, its production and sales could be subject to additional regulatory pressures.

Fresh Mushrooms: Sylvan believes that the top producer of mushrooms in the United States is currently Monterey Mushrooms, Inc. Sylvan's production levels are comparable to those of a group of 10 regional producers of substantial size. The balance of the U.S. industry is fragmented, comprised of 118 smaller producers throughout the country. Quality, supply consistency and price are the principal competitive factors in the mushroom business. Although brand names have been established, competition is principally at the grocery retailer or wholesaler level, rather than at the consumer level. In order to more efficiently market their mushrooms, quite a few growers of various sizes have joined together to form marketing ventures. Sylvan believes that currently six or seven such organizations represent the sales of more than 50% of North American fresh mushroom production. Competition outside of North America is characterized primarily by the importation of processed mushroom products into the United States and Canada. However, processed mushrooms are not a material factor in Sylvan's current operations because Sylvan's mushrooms compete primarily in the fresh mushroom market. Due to the fragility of fresh mushrooms, Sylvan believes that the fresh mushroom market in the United States is somewhat protected from direct non-North American competition. Fresh mushrooms have limited shelf life, which, together with the relatively high cost of refrigerated transportation, causes markets to be regional in nature. However, for the same reasons, imbalances of supply and demand, from time to time, can and do induce price fluctuations.

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

RESEARCH

In 2002, Sylvan's research and development expenditures totaled $2.0 million, as compared with $1.7 million in 2001 and $1.8 million in 2000. These expenditures were focused on improving the consistency, reliability and customer satisfaction for the company's existing products, the development of new products, and the support of Sylvan's bioproducts operations. The company also utilizes contracted research efforts for specific studies that may be commercially useful, but fall outside of the scope of its expertise or capabilities. None of these projects currently constitute a material proportion of the company's ongoing business.

PATENTS

The company does not believe that its ability to maintain or improve its competitive position is dependent upon its patents. However, the company holds several non-U.S. patents that cover a process and apparatus for the cultivation of cells on solid substrates. The patents were issued in various years from 1982 to 1986. In addition, Sylvan has patented several new mushroom strains, technologies and processes that facilitate mushroom breeding and may be capable of enhancing the company's strain development and improvement efforts. The company also holds two process patents relating to the production of its nutritional supplements that were issued in 1988 and 1991. The company possesses several Swiss patents that embody a process for commercially producing spawn and spawn-related products and using a variety of nutrient substrates as incubation material for spawn. The process is not currently employed by the company.

ENVIRONMENTAL MATTERS

Certain phases of the mushroom production process create discharges of conventional pollutants and other organic materials. Expenditures will routinely be required in order to enable the company's Quincy subsidiary to comply with existing and future environmental laws and regulations.

FINANCIAL INFORMATION

Information regarding Sylvan's financial performance is set forth herein beginning on page 24.

AVAILABILITY OF INFORMATION ON THE COMPANY'S WEBSITE

Sylvan maintains a multipurpose Internet website. Its address is www.sylvaninc.com. A link to a third-party SEC filings website is maintained on the Sylvan website with access provided through the "Investors" tab. The company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available as soon as they are posted by the SEC. In addition, individuals wanting copies of the company's annual report to shareholders and any other reports filed or furnished by the company with the SEC may request copies. The reports will be furnished free of charge. Requests should be made in writing to the company at P.O. Box 249, Saxonburg, PA 16056-0249.

ITEM 2. PROPERTIES

The following table lists by business segment the locations and floor areas of Sylvan's principal operating properties. The company believes that each of these properties is in good condition and suitable for the purposes for which they are being utilized. Although it is not specifically detailed below, various production facilities are used from time to time by the bioproducts division, based on the nature of the work to be performed and the availability of production capacity.

SPAWN PRODUCTS SEGMENT

                                                                                                  Acquired/     Expanded/
                                                    Location                Floor area (ft.2)    constructed    renovated
                                                    --------                -----------------    -----------    ---------
      Spawn production:                    Kittanning, Pennsylvania               50,000            1981            2001
                                           Dayton, Nevada                         46,000            1992            2001
                                           Langeais, France                      115,000            1991             -
                                           Yaxley, England                        74,000            1992            1995
                                           Horst, the Netherlands                 54,500            1994            1997
                                           Budapest, Hungary                      29,000            1997             -
                                           Navan, Ireland                         26,000            1998            1999
                                           Pretoria, South Africa                 17,000            1999             -
                                           Windsor, Australia                     12,000            1996             -
                                           Leamington, Ontario, Canada            26,000            2001             -

      Inoculum production and research:    Kittanning, Pennsylvania               18,000            1996            2001
                                           Langeais, France                       15,000            1998             -

      Spawn distribution:                  Kennett Square, Pennsylvania           41,000            1999            2002

      Quality assurance:                   Kittanning, Pennsylvania               20,000            1997             -
                                           Langeais, France                       12,000            1991             -

      Compost supplement production:       Des Moines, Iowa                       18,000            1997             -

      Mushroom casing production:          Budapest, Hungary                      20,000            2000             -


   FRESH MUSHROOMS SEGMENT

      Fresh mushroom production,
         including satellite farms:        Quincy, Florida                       465,000            1981            2002

The spawn plants in the Netherlands and Australia are owned by the company along with joint venture partners in each country. The company owns the remainder of its principal operating properties, except for those in Des Moines, Iowa, and Budapest, Hungary (the mushroom casing production facility), which are leased. The company also leases small administrative offices in Pennsylvania, California, and Switzerland, and some supplemental cold storage facilities that serve several North American and overseas market areas. Construction loans relating to the spawn plants in Ireland and the Netherlands have been collateralized with mortgages. The company owns four satellite mushroom growing facilities in Quincy, Florida, that are leased to and operated by independent third parties.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of the 2002 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the company, indicating the positions and offices currently held by each person. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer and no family relationship exists among the company's officers and directors. The annual appointment of officers is scheduled to occur on May 28, 2003 at the organizational meeting of the board of directors, following the annual meeting of shareholders.

             Name                      Age                               Position
             ----                      ---                               --------
       Dennis C. Zensen                 64                Chairman of the Board,
                                                          President and Chief Executive Officer of Sylvan

       Donald A. Smith                  41                Chief Financial Officer of Sylvan

       Fred Y. Bennitt                  58                Secretary/Treasurer of Sylvan

       Monir K. Elzalaki                47                President of Sylvan America, Inc.

       Gregory J. Verhagen              42                President of Quincy Farms

       Gary D. Walker                   55                President of Sylvan Bioproducts, Inc.

       Michael A. Walton                53                Managing Director of Sylvan's European Operations

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

Mr. Verhagen was appointed president of the company's Quincy Farms subsidiary in January 2000, having served as its general manager since May 1999. For four years prior to that time, he served in various senior management positions for Money's Mushrooms, Ltd.

Mr. Walker was appointed president of Sylvan Bioproducts in 1998, after serving as manager and developer of the company's bioproducts business since the beginning of 1994. He joined Sylvan in 1992 and served as the president of its Moonlight subsidiary until its closure in December 1993.

Mr. Walton was named managing director of Sylvan's European operations in 1995. He joined Sylvan in connection with its acquisition of Hauser Champignonkulturen AG in June 1992. At the time, he was serving as managing director of Hauser's UK subsidiaries and continued in that capacity until his present appointment.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Sylvan's common stock trades on The Nasdaq Stock Market under the symbol "SYLN." Set forth below are the high and low sales prices for Sylvan's common stock for 2002 and 2001, as reported by The Nasdaq Stock Market.

                     2002             High Price         Low Price
                     ----             ----------         ---------
                    1st Qtr.            12.30              11.05
                    2nd Qtr.            13.26              11.21
                    3rd Qtr.            14.00              11.69
                    4th Qtr.            12.23              10.18

                     2001             High Price         Low Price
                     ----             ----------         ---------
                    1st Qtr.            15.00               9.13
                    2nd Qtr.            13.00              11.00
                    3rd Qtr.            13.15              11.31
                    4th Qtr.            12.00              10.85

(b) Holders of Common Equity

As of February 28, 2003, there were approximately 1,200 shareholders of record of Sylvan common stock.

(c) Dividends

Sylvan has never paid and does not intend to pay cash dividends in the future. The company currently has a policy of retaining its earnings to fund operations, expansion and the purchase of treasury shares. The company's revolving credit agreement contains financial covenants that permit, but limit, the payment of dividends by Sylvan.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are a Five-Year Summary of Selected Financial Data and Quarterly Results of Operations with respect to Sylvan.

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                  ------------------------------  Fiscal Year Ended -------------------------------
(In millions except share data)                            2002             2001             2000             1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
  Net sales                                       $        88.2    $        85.9    $        85.9    $        89.8    $        89.8
  Operating income                                          9.1             11.0             11.5             10.6             11.1
  Net income                                                4.7              5.8              6.7              6.1              6.3
  Net income per common share - basic (1)                  0.86             1.06             1.18             1.00             0.98
  Net income per common share - diluted (1)                0.86             1.05             1.18             1.00             0.97
  Weighted average shares - basic                     5,402,859        5,500,799        5,658,860        6,112,007        6,440,287
  Weighted average shares - diluted                   5,454,700        5,551,673        5,665,974        6,130,694        6,533,740
  Earnings before interest, taxes, depreciation
    and amortization (EBITDA)                              14.9             17.2             17.4             16.9             16.9

BALANCE SHEET DATA:
  Total assets                                    $       106.8    $       107.1    $       105.8    $       109.5    $       102.6
  Long-term debt and other
    long-term liabilities                                  49.7             45.5             47.7             51.8             38.4
  Shareholders' equity                                     47.3             50.9             49.5             47.2             50.3
  Working capital                                          24.6             23.2             23.0             22.8             18.9
  Net cash provided by operations                          12.7             10.7              9.7             13.0             10.2
  Net cash used in investing                                6.1              8.7              6.2             12.2              9.8
  Net cash (used in) provided by financing                 (6.8)            (1.8)            (5.2)             1.4              0.1
  Cash dividends per common share                            --               --               --               --               --

    (1) Earnings per share for the year may be different than the sum of the quarterly earnings per share due to rounding.

                         QUARTERLY RESULTS OF OPERATIONS

                                                   First           Second            Third           Fourth
(Unaudited, in thousands except share data)      Quarter          Quarter          Quarter          Quarter
-----------------------------------------------------------------------------------------------------------
2002:
  Net sales                                   $   20,918       $   21,388       $   22,275       $   23,610
  Gross profit                                     8,840            8,834            8,663            9,745
  Net income                                       1,216              985            1,109            1,360
  Net income per common share - basic               0.22             0.18             0.20             0.26
  Net income per common share - diluted             0.22             0.18             0.20             0.25
  Weighted average shares - basic              5,432,052        5,435,171        5,439,697        5,304,318
  Weighted average shares - diluted            5,481,924        5,499,634        5,502,408        5,334,800

2001:
  Net sales                                   $   20,881       $   21,074       $   21,848       $   22,108
  Gross profit                                     8,969            8,880            8,955            9,289
  Net income                                       1,177            1,372            1,508            1,773
  Net income per common share - basic               0.21             0.25             0.27             0.33
  Net income per common share - diluted             0.21             0.25             0.27             0.32
  Weighted average shares - basic              5,517,556        5,522,172        5,523,618        5,439,849
  Weighted average shares - diluted            5,552,575        5,580,688        5,584,890        5,485,552

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS
                          COMPARISON OF 2002 WITH 2001

NET SALES

Net sales for 2002 were $88.2 million, a $2.3 million increase from the $85.9 million for 2001. Net sales in the Fresh Mushrooms Segment increased $1.9 million and net sales in the Spawn Products Segment increased $0.4 million. On average, the U.S. dollar was approximately 4.5% weaker in 2002, when measured against the company's applicable foreign currencies, than in 2001. The effect of this weakening increased net sales and operating income during 2002, as compared with 2001, by approximately $2.4 million and $200,000, respectively. International sales, as a percentage of net sales, were 48.7% in 2002 and 50.2% in 2001.

Spawn Products: Net sales of spawn and spawn-related products were $64.0 million, as compared with $63.6 million for 2001. Foreign currency translation fluctuations had the effect of increasing sales on a year-over-year comparison by $2.4 million. Sales of disease-control agents and nutritional supplements increased $1.5 million, or 10.9%, and accounted for 17.9% of Sylvan's consolidated net sales. Spawn product sales volume decreased 3.7%, with a 6.7% decrease in the Americas and a 2.0% decrease in overseas markets, decreasing net sales by $1.9 million. The volume decrease in the Americas related to the continued changing of market conditions in the mushroom industry, which began in 2001 and increased competitive pressures. The volume decreases in the overseas markets related to the closure of mushroom farms in the United Kingdom and a reduction in plantings during the fourth quarter of 2002 in the Netherlands. The average local market price in international locations decreased 1.9% due to lower volumes sold in territories with higher selling prices. The effect of this territorial shift in 2002 was a decrease in net sales of approximately $0.7 million. The average overseas U.S. dollar equivalent selling price was 3.4% higher during 2002, as compared with 2001, due to the weakening of the U.S. dollar. The selling price in the Americas was essentially unchanged. Net sales of the bioproducts division decreased $0.7 million due to increased Chinese competition for sales of a specialized variety of mushroom.

On August 16, 2002, the U.S. Department of Agriculture released its annual statistical report on mushrooms covering the fiscal year July 2001 through June 2002. The Department reported that the amount of Agaricus growing area planted was virtually equal to the prior fiscal year and 9.6% lower than the fiscal year ended June 2000. Sylvan experienced additional price and payment-term competition in the United States during the second half of 2001 coinciding with the reduction in the growing area planted. The competitive situation intensified during the second half of 2002.

Fresh Mushrooms: Net sales of fresh mushrooms increased 8.1% during 2002 to $25.5 million, as compared with $23.6 million for 2001. This increase was due to a 4.3% increase in the number of pounds sold and a 0.6% higher selling price per pound. Quincy Farms generated an increase in its yield per square foot and an improvement in the quality of its mushrooms. The first two satellite farms, which commenced operations during the second quarter of 2001, purchased $1.3 million of ready-to-grow mushroom compost and sold approximately $3.0 million of high-quality mushrooms to Quincy for immediate resale to its third-party marketer. In December 2002 and January 2003, Quincy completed two additional satellite farms. These additions are expected to improve operating profit for 2003.

COST OF SALES

The company's cost of sales, expressed as a percentage of net sales, was 59.1% for 2002 and 58.0% for 2001. Lower margins were experienced in the Fresh Mushrooms Segment and in the Spawn Products Segment.

Spawn Products: The cost of sales, as a percentage of net sales, was 54.0% for 2002, as compared with 53.2% for 2001. Spawn production during 2002 was 4.0% lower than for 2001, spreading costs that are primarily fixed in nature over fewer units. The company also increased sales of disease-control agents and nutritional supplements, which have a lower margin than mushroom spawn. The overall discard rate for spawn production was 4.8% in 2002 and 5.8% in 2001.

Fresh Mushrooms: The cost of sales percentage was 68.9% for 2002 and 67.7% for 2001. The cost of sales percentage increased due to an increase in the purchase and immediate resale of mushrooms from the satellite farms which provide a small gross margin. However, Quincy was able to improve yield efficiencies and increase operating income in 2002. In addition, the sale of ready-to-grow mushroom compost to the satellite farms contributed to the improved financial performance. The cost of sales percentage is expected to increase for 2003 correlating to the increase in the purchase and immediate resale of mushrooms from the satellite farms, but the company anticipates an increase in operating income related to this structure.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased to $19.4 million, or 22.0% of net sales, as compared with $18.0 million, or 21.0%, for 2001. Of the increase in selling and administrative expenses for 2002 versus 2001, $1.1 million consisted primarily of a $0.4 million increase in the allowance for doubtful accounts, a $0.4 million increase in salaries, benefits and insurance, and an approximately $0.3 million increase for professional fees related to the strategic evaluation completed during 2002. In addition, the weakening of the U.S. dollar had the effect of increasing selling and administrative expenses by $0.3 million during 2002, as compared with 2001. The company also recorded $0.2 million of net periodic benefit income during 2002 from a pension plan of a former subsidiary. The net periodic pension expense for 2003 is expected to be $0.7 million.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 14.2% in 2002 to $2.0 million, when compared with $1.7 million in 2001. The company increased mushroom breeding activities during 2002 in cooperation with a Dutch research organization. The company expects Research and Development expenses for 2003 to be similar to 2001 expenditures.

DEPRECIATION EXPENSE

Depreciation expense was $5.6 million in 2002, an increase of 5.0% over the $5.4 million reported for 2001. Most of this increase related to the relatively weaker U.S. dollar.

INTEREST EXPENSE

Net interest expense for 2002 was $1.9 million, 26.3% lower than the interest expense recorded for 2001. The effective interest rate for 2002 was 5.0%, as compared with 6.7% for 2001. Also during 2002, the company recorded interest income of $12,000 related to hedge instruments under SFAS No. 133. During 2002, the company had variable-to-fixed interest rate swaps in place to manage interest rate risk that increased the average borrowing rate 1.5%. During 2001, swaps increased the average borrowing rate 0.6%.

INCOME TAX EXPENSE

The company's overall effective tax rate for 2002 was 33.5%. The effective tax rate for 2001 was 29.5%. The higher effective tax rate for 2002 was the result of a larger portion of the company's taxable income being derived from higher tax-rate jurisdictions.


                              RESULTS OF OPERATIONS
                          COMPARISON OF 2001 WITH 2000

NET SALES

Net sales were $85.9 million for both 2001 and 2000. A $1.6 million increase in the Fresh Mushrooms Segment sales was offset by a decrease in the Spawn Products Segment sales. On average, the U.S. dollar was approximately 5% stronger, when measured against the company's applicable foreign currencies, than for 2000. The effect of this strengthening decreased sales and operating income during 2001, as compared with 2000, by approximately $2.7 million and $225,000, respectively. International sales, as a percentage of net sales, were 50% in 2001 and 51% in 2000.

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

The August 17, 2001 U.S. Department of Agriculture annual statistical report on mushrooms, covering the fiscal year July 2000 through June 2001, reported a 10% reduction in the amount of Agaricus growing area planted. This reduction, combined with additional farm closings in the third and fourth quarters of 2001, decreased Sylvan's available market in the United States by approximately 15%. The J.B. Swayne customer base, which was acquired in November 1999, was substantially unaffected. Sylvan experienced additional price and payment-term competition in the United States during the second half of 2001.

The overseas U.S. dollar equivalent selling price was 4% lower during 2001, as compared with 2000, due to the strengthening of the U.S. dollar. The selling price in the Americas decreased by less than 1%.

Fresh Mushrooms: Net sales of fresh mushrooms increased 7% during 2001 to $23.6 million, as compared with $22.0 million for 2000. This increase was due to a 3% increase in the number of pounds sold and a 1% higher selling price per pound. Quincy Farms generated an increase in its yield per square foot and an improvement in the quality of its mushrooms. The first two satellite farms, which commenced operations during the second quarter of 2001, purchased $0.7 million of ready-to-grow mushroom compost and sold approximately $1.3 million of high-quality mushrooms to Quincy for immediate resale to its third-party marketer.

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

Fresh Mushrooms: The cost of sales percentage was 67.7% for 2001 and 68.1% for 2000. Quincy improved yield efficiencies, spreading growing area costs that are primarily fixed in nature over more pounds. In addition, the sale of ready-to-grow mushroom compost to the satellite farms contributed to the improved financial performance.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Sylvan evaluates its liquidity and capital resources position by comparing its investment opportunities with its cash position, operating cash flow trends and credit availability. Available credit under the company's $55.0 million revolving credit agreement was $18.0 million as of December 29, 2002. The agreement provides for a $5.0 million reduction of the total credit amount in 2003 and an additional $5.0 million reduction in 2004.

Net cash provided by operating activities was $12.7 million in 2002, as compared with $10.7 million in 2001 and $9.7 million for 2000. As of December 30, 2001, the company maintained a French-franc denominated cash balance of approximately FF16.2 million ($2.2 million) with a U.S. bank in support of a loan advanced by a European bank. This balance was reported under "Other Current Assets" in the accompanying consolidated balance sheets as of December 30, 2001. This reduction of the cash balance increased net cash provided by operating activities by $2.2 million.

Cash used in investing activities was $6.1 million for 2002, as compared with $8.7 million and $6.2 million during 2001 and 2000, respectively. Most of the cash used in investing activities was for capital expenditures, net of proceeds from the sale of assets, which totaled $6.1 million in 2002, $8.6 million in 2001 and $6.1 million in 2000. Most of the growth capital expenditures for 2002 and 2001 were related to two business-growth projects: Quincy's satellite farms ($3.0 million) and the Canadian spawn plant ($2.7 million). Maintenance capital for 2002 was $3.4 million.

Net capital expenditures in 2003 are not expected to exceed $4.0 million for existing operations, with additional expenditures as may be required for acquisitions or new initiatives.

During 2002, cash of $6.8 million was used in financing activities, as compared with $1.8 million and $5.2 million during 2001 and 2000, respectively. During 2002, the company purchased 333,321 shares of Sylvan stock at an average price of $10.60 per share. By comparison, 107,271 and 215,235 shares were purchased at average prices of $11.37 and $9.37 during 2001 and 2000, respectively. In the fourth quarter of 2002, the company announced a three-year stock buyback program to purchase a total of 1.3 million shares. The company purchased 310,000 shares under this program in 2002. Management expects to continue the purchase program during 2003, subject to price and share availability conditions that make such purchases financially beneficial and appropriate.

Net payments to reduce debt and revolving credit obligations were $3.6 million in 2002, as compared with $0.7 million in 2001 and $3.3 million in 2000. The decreases in outstanding debt related primarily to the positive cash flows from operations in excess of capital additions and Sylvan share purchases. The company routinely assesses its requirements for additional capital investments as it experiences continued growth in its operations. The revolving credit facility and net operating cash flows are expected to provide sufficient funding for projected 2003 capital expenditures.

The recent declines in equity markets and interest rates have had a negative impact on the company's pension plan liability and fair value of plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at the end of 2002, which resulted in a $9.5 million charge to shareholders' equity.

The company was not in compliance with one of the financial covenants of its revolving credit agreement as of December 29, 2002 due to the recording of the $9.5 million minimum pension liability adjustment to "Accumulated Other Comprehensive Income" during 2002. In the first quarter of 2003, the company and its banks signed an amendment to the revolving credit agreement to adjust for the recording of the minimum pension liability adjustment and waive the loan covenant violation. The adjustment and waiver are effective as of December 29, 2002 and continue through August 5, 2005.

Sylvan has never paid and does not intend to pay cash dividends in the future. The company currently has a policy of retaining its earnings to fund operations, expansion and the purchase of treasury shares. The company's revolving credit agreement contains financial covenants that permit, but limit, the payment of dividends by Sylvan.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. The provisions of this standard related to the rescission of SFAS No. 4 should be applied in fiscal years beginning after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002. The adoption of this pronouncement did not have a material impact on the company.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to on the date an entity commits to the exit or disposal plans. The provisions of this standard are effective for activities initiated after December 31, 2002. The adoption of this pronouncement is not expected to have a material impact on the company.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of the Statement are applicable to all companies with stock-based compensation. The provisions of this standard are effective for fiscal years ending after December 15, 2002. The adoption of this pronouncement did not have a material impact on the company as no change was made to the method of accounting for stock-based compensation.

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. It requires that companies determine whether a non-consolidated entity is a variable interest entity, as defined by FIN No. 46, and which company is the primary beneficiary of the variable interest entity's activities. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The company is currently evaluating the impact of adopting this interpretation.

EURO CURRENCY

The euro was introduced in Europe on January 1, 1999. Of the 15 member countries of the European Union, 11 agreed to adopt it as their legal currency on that date. Fixed conversion rates between the existing currencies of these 11 countries and the euro were established as of that date. The final conversion to the euro on January 1, 2002 did not have a material impact on Sylvan's business or financial condition.

CRITICAL ACCOUNTING POLICIES

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates, and assumptions include the accounting for derivatives, environmental matters, the testing of goodwill and other intangible assets for impairment, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will differ from those estimates and assumptions that are used to prepare the company's financial statements. Despite these inherent limitations, management believes that Management's Discussion and Analysis (MD&A) and the financial statements and related footnotes provide a fair presentation. A discussion of the judgments and uncertainties associated with accounting for derivatives can be found in the Market Risks section of the MD&A.

A summary of the company's significant accounting policies is included in Note 1 to the Consolidated Financial Statements. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and amortization of indefinitely lived intangible assets and provides for impairment tests to be performed at least annually. Sylvan adopted this pronouncement on December 31, 2001, which was the first day of Sylvan's 2002 fiscal year. During the quarter ended March 31, 2002, the company retained a professional services firm to complete the initial assessment to test for transitional goodwill impairment as of December 31, 2001 and a subsequent assessment as of September 29, 2002. The assessments determined that there was no goodwill impairment. During the fiscal year ended December 30, 2001, the company recorded goodwill amortization of approximately $0.5 million.

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

Other areas of significant judgments and estimates include the liabilities and expenses for pensions and other postretirement benefits. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability and the long-term rate of return on plan assets. The rate used to discount future estimated liabilities is determined considering the rates available at year-end on debt instruments that could be used to settle the obligations. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. Effective October 31, 2002, Sylvan reduced the assumption for the expected long-term return on plan assets to 8.5% from 9.0%.

The recent declines in equity markets and interest rates have had a negative impact on the company's pension plan liability and fair value of plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at the end of 2002, which resulted in a $9.5 million charge to shareholders' equity.

Sylvan is a global company and records an estimated liability for income taxes based on what it determines will likely be paid in the various tax jurisdictions in which it operates. Management uses its best judgment in the determination of these amounts; however, the liabilities ultimately realized and paid are dependent on various matters and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the amount recorded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage this risk, the company enters into various contracts and options. A discussion of accounting policies for derivative instruments is included in Note 1 to Sylvan's consolidated financial statements which are filed herewith.

Foreign Currency Exchange Rate Risk: Note 8 of the consolidated financial statements sets forth revenues for three years based on the location of the company's customers. Sylvan has foreign currency exposures related to buying, selling, and financing in currencies other than the U.S. dollar. This exposes the company's future earnings, assets, liabilities, cash flow and financial instruments that are denominated in foreign currencies.

Sylvan believes that its most significant financial instrument rate exposure relates to its activities in Europe. As of December 29, 2002, the net fair value liability of euro denominated financial instruments was approximately $15.5 million. The potential fair value loss of a hypothetical 10% adverse change in the currency exchange rate would be approximately $1.6 million.

Interest Rate Risk: The company is subject to market risk from exposure to changes in interest rates based on its financing practices. This risk is managed by entering into a variety of financial instruments to maintain a desired level of exposure. The net fair value liability at December 29, 2002 of all financial instruments subject to interest rate exposures was approximately $36.5 million. The table below provides information about the company's financial instruments that are sensitive to interest rates. For debt obligations, the table presents principal cash flow and related weighted average interest rates according to their expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates according to their expected maturity dates. Weighted average interest rates are based on the LIBOR rate in effect at the reporting date. No future rate assumptions have been made. The average received rate for interest rate swaps in 2002 was 1.60%, as compared with 2.25% for 2001. This decrease was the result of market rate reductions.

                                          Expected Maturity Date for Periods Ended December
                             -------------------------------------------------------------------------
                               2003         2004         2005        2006         2007      Thereafter     Total     Fair Value
                             --------     --------    ---------    --------    ---------    ----------   --------    ----------
(In thousands)
Liabilities
Long-term debt
   Fixed rate                $    226     $     84    $     457    $      62   $      62     $    465    $  1,356     $  1,356
   Average interest rate         7.12%        6.74%        6.68%        6.20%       6.20%        6.20%
   Variable rate                   --           --       37,028          --           --           --    $ 37,028     $ 36,459
   Average interest rate           --           --         3.20%         --           --           --
Interest rate swaps
   Fixed-to-variable rate    $  5,000                                          $  10,000                 $ 15,000     $ (1,322)
   Average pay rate              5.02%                                              5.48%                    5.33%
   Average receive rate          1.60%                                              1.60%


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time in this annual report, references are made to expectations that are capable of influencing Sylvan's future financial performance, such as the profit contribution and cost of sales impact of the satellite farms, changes in capital expenditures and in research and development expenditures, the continuation of the company's share purchase program, cash flows from operations and bank borrowings, and future interest rate sensitivity. Events could turn out to be significantly different from what is expected. The following factors, among others, in some cases have affected and in the future could affect the company's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements:

-   pricing or product initiatives of the company's competitors;

- changes in exchange risks with respect to currencies used in the company's markets;

-   the loss of key executives or other employees of the company;

-   failure to achieve production yield expectations;

-   the loss of a major customer;

- market-driven fluctuations of the values of assets in the defined benefit plan of a former subsidiary of the company; and

- acts of terrorism or war or concerns of the public about such acts or threats of such acts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is set forth as Exhibits beginning on page 24.

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

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is set forth under the caption "Management Compensation and Benefit Plans" in Sylvan's Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is set forth under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Directors and Executive Officers" in Sylvan's Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is set forth under the caption "Board Member Transactions with the Company" in Sylvan's Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

        Sylvan's principal executive officer and its principal financial officer, based on an evaluation as of a date within 90 days of the filing date of this report, have concluded that Sylvan's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) are adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)     Changes in internal controls.

        There were no substantive changes in Sylvan's internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date of the evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2). FINANCIAL STATEMENTS AND SCHEDULES

        The financial statements and financial statement schedule listed in the accompanying Index to Financial Statements, Schedules and Exhibits are filed as part of this annual report.

        (3). EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

        3.3 Articles of Incorporation of S. F. Nevada, Inc. (Exhibit 3.3 to the company's Form 10-Q for the quarter ended October 3, 1999*)

        3.4 Articles of Merger of S. F. Nevada, Inc. and Sylvan Foods Holdings, Inc. with exhibit (Exhibit 3.4 to the company's Form 10-Q for the quarter ended October 3, 1999*)

        3.5 Bylaws (Exhibit 3.5 to the company's Form 10-Q for the quarter ended October 3, 1999*)

                Compensation Plans and Arrangements

        10.1.2  Sylvan Foods, Inc. Target Benefit Annuity Purchase Plan (Exhibit
                3.3.2 to the company's Form 10-K for the year ended January 3, 1993*)

        10.1.3 Sylvan Foods Holdings, Inc. 1993 Stock Option Plan for Nonemployee Directors (Exhibit 10.1.3 to the company's Form 10-K for the year ended January 2, 1994*)

        10.12 Sylvan Inc. 1990 Stock Option Plan (amended and restated) (Exhibit 10.12 to the company's Form 10-Q for the quarter ended October 3, 1999*)

                Material Contracts

        10.2.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder (Exhibit 10.1 to the company's Form 10-Q for the quarter ended September 27, 1998*)

        10.2.2 Revolving Credit Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the amount of $25,000,000 (Exhibit 10.2 to the company's Form 10-Q for the quarter ended September 27, 1998*)

        10.2.3 Revolving Credit Note, dated August 6, 1998, payable to ABN AMRO Bank, Pittsburgh Branch, in the amount of $25,000,000 (Exhibit
                10.3 to the company's Form 10-Q for the quarter ended September 27, 1998*)

        10.2.4 Promissory Note, dated August 6, 1998, payable to Mellon Bank, N.A. in the amount of $5,000,000 (Exhibit 10.4 to the company's Form 10-Q for the quarter ended September 27, 1998*)

        10.2.5 Mellon Global Cash Management ABS Agreement, dated August 6, 1998, by and between Sylvan Inc. and Mellon Bank, N.A. (Exhibit
                10.5 to the company's Form 10-Q for the quarter ended September 27, 1998*)

        10.2.6 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan Inc. and Mellon Bank, N.A. (Exhibit 10.6 to the company's Form 10-Q for the quarter ended September 27, 1998*)

        10.2.7 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan Foods, Inc. and Mellon Bank, N.A. (Exhibit 10.7 to the company's Form 10-Q for the quarter ended September 27, 1998*)

        10.2.8 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan America, Inc. (a Pennsylvania corporation) and Mellon Bank, N.A. (Exhibit 10.8 to the company's Form 10-Q for the quarter ended September 27, 1998*)

        10.2.9 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan America, Inc. (a Nevada corporation) and Mellon Bank, N.A. (Exhibit 10.9 to the company's Form 10-Q for the quarter ended September 27, 1998*)

        10.2.10 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Quincy Corporation and Mellon Bank, N.A. (Exhibit 10.10 to the company's Form 10-Q for the quarter ended September 27, 1998*)

        10.2.11 Index of Other Exhibits to the Revolving Credit Agreement (Exhibit 10.11 to the company's Form 10-Q for the quarter ended September 27, 1998*)

        10.5.1 Agreement, dated January 14, 2000, by and between C And C Carriage Mushroom Co., t/a Modern Sales Company, and Quincy Corporation (Exhibit 10.5.1 to the company's Form 10-K for the year ended January 2, 2000*)

        10.5.2 Index of Exhibits to the C And C Agreement referenced above (Exhibit 10.5.2 to the company's Form 10-K for the year ended January 2, 2000*)

        10.40 Collective Bargaining Agreement, dated January 21, 2001, between Quincy Corporation and the United Farm Workers of America, AFL-CIO (Exhibit 10.40 to the company's Form 10-K for the year ended December 31, 2000*)

        10.41 Letter dated October 12, 2001 from Mellon Bank, advising the company of Mellon's assignment and transfer to Citizens Financial Group, Inc. of all of Mellon's right, title and interest in and to the Revolving Credit Agreement, dated August 6, 1998, between the company and Mellon (Exhibit 10.41 to the company's Form 10-K filed for the year ended December 30, 2001*)

        10.43 Employment Continuation Agreement with Dennis C. Zensen, dated September 24, 2002 (Exhibit 10.43 to the company's Form 10-Q filed for the quarter ended September 29, 2002**)

        10.44 Employment Continuation Agreement with Monir K. Elzalaki, dated September 21, 2002 (Exhibit 10.44 to the company's Form 10-Q filed for the quarter ended September 29, 2002**)

        10.45 Employment Continuation Agreement with Donald A. Smith, dated September 19, 2002 (Exhibit 10.45 to the company's Form 10-Q filed for the quarter ended September 29, 2002**)

        10.46 Employment Continuation Agreement with Gary D. Walker, dated September 24, 2002 (Exhibit 10.46 to the company's Form 10-Q filed for the quarter ended September 29, 2002**)

        10.47 Manager's Service Agreement with Michael A. Walton, dated April 17, 1988 (Exhibit 10.47 to the company's Form 10-Q filed for the quarter ended September 29, 2002**)

        10.48 Amendment No. 1 to Revolving Credit Agreement, dated as of December 29, 2002, among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) BV, a Dutch corporation, the banks listed on the signature page and Citizens Bank of Pennsylvania, as agent for the Banks and for the Issuing Bank under the Original Agreement, filed herewith

        11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein

        21      Subsidiaries of the Registrant

        99 Statement of Dennis C. Zensen, chairman, president and chief executive officer of Sylvan Inc. and Donald A. Smith, chief financial officer of Sylvan Inc., as required by Section 906 of the Sarbanes-Oxley Act of 2002

------------------

*       Incorporated by reference.
**      Management contract.

(b)     REPORTS ON FORM 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAN INC.

By:  /s/   DENNIS C. ZENSEN
    ----------------------------------------
    Dennis C. Zensen                                       March 27, 2003
    President and CEO                                   ---------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                              Title                              Date
            ---------                              -----                              ----
   /s/  DENNIS C. ZENSEN                 Chairman of the Board of                  March 27, 2003
-------------------------------------    Directors, President and              ----------------------
 Dennis C. Zensen                        Chief Executive Officer
                                         (Principal Executive Officer)



  /s/   DONALD A. SMITH                  Chief Financial Officer                   March 27, 2003
-------------------------------------    (Principal Financial and              ----------------------
 Donald A. Smith                         Accounting Officer)



  /s/   WILLIAM L. BENNETT               Director                                  March 27, 2003
-------------------------------------                                          ----------------------
 William L. Bennett


  /s/   MONIR K. ELZALAKI                President, Sylvan America, Inc.           March 27, 2003
-------------------------------------    Director                              ----------------------
 Monir K. Elzalaki


   /s/   VIRGIL H. JURGENSMEYER          Director                                  March 27, 2003
-------------------------------------                                          ----------------------
 Virgil H. Jurgensmeyer


  /s/   NELSON OBUS                      Director                                  March 27, 2003
-------------------------------------                                          ----------------------
 Nelson Obus

                                 CERTIFICATIONS

I, Dennis C. Zensen, Chairman of the Board, President and Chief Executive Officer, certify that:

    1.  I have reviewed this annual report on Form 10-K of Sylvan Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 27, 2003                           /s/ DENNIS C. ZENSEN
                                        -------------------------------------
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)

I, Donald A. Smith, Chief Financial Officer, certify that:

    1.  I have reviewed this annual report on Form 10-K of Sylvan Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 27, 2003                           /s/ DONALD A. SMITH
                                        ----------------------------------------
                                             Chief Financial Officer
                                             (Principal Financial Officer)

              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


Exhibit No.                                    Description                                                            Page No.
-----------                                    -----------                                                            --------
                Consent of Independent Auditor (Ernst & Young LLP)                                                       27

                Consent of Independent Auditor (Arthur Andersen LLP)                                                     28

                Report of Independent Auditor (Ernst & Young LLP)                                                        29

                Report of Independent Public Accountants (Arthur Andersen LLP)                                           30

                Consolidated Balance Sheets at December 29, 2002 and December 30, 2001                                   31

                Consolidated Statements of Income for the Years Ended December 29, 2002,
                December 30, 2001 and December 31, 2000                                                                  33

                Consolidated Statements of Changes in Shareholders' Equity for the
                Years Ended December 29, 2002, December 30, 2001, and December 31, 2000                                  34

                Consolidated Statements of Cash Flows for the Years Ended
                December 29, 2002, December 30, 2001, and December 31, 2000                                              35

                Notes to Consolidated Financial Statements                                                               36

                Schedule II - Valuation and Qualifying Accounts for the Years
                Ended December 29, 2002, December 30, 2001, and December 31, 2000                                        54

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

   10.2.9       Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
                Sylvan America, Inc. (a Nevada corporation) and Mellon Bank, N.A.                                        (d)

   10.2.10      Guaranty and Suretyship Agreement, dated August 6, 1998, by and between
                Quincy Corporation and Mellon Bank, N.A.                                                                 (d)

   10.2.11      Index of Other Exhibits to the Revolving Credit Agreement referenced in Exhibit 10.2.1                   (d)

   10.5.1       Agreement, dated January 14, 2000, by and between C And C Carriage
                Mushroom Co., t/a Modern Sales Company, and Quincy Corporation                                           (e)

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

   10.43        Employment Continuation Agreement with Dennis C. Zensen, dated September 24, 2002                        (h)

   10.44        Employment Continuation Agreement with Monir K. Elzalaki, dated September 21, 2002                       (h)

   10.45        Employment Continuation Agreement with Donald A. Smith, dated September 19, 2002                         (h)

   10.46        Employment Continuation Agreement with Gary D. Walker, dated September 24, 2002                          (h)

   10.47        Manager's Service Agreement with Michael A. Walton, dated April 17, 1988                                 (h)

   10.48        Amendment No. 1 to Revolving Credit Agreement, dated as of December 29, 2002, among
                Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) BV, a Dutch corporation, the banks listed on the signature page and Citizens Bank of Pennsylvania, as agent for the Banks
                and for the Issuing Bank under the Original Agreement                                                    55

   21           Subsidiaries of the Registrant                                                                           61

   99           Statement of Dennis C. Zensen, chairman, president and chief executive officer of Sylvan Inc.            62
                and Donald A. Smith, chief financial officer of Sylvan Inc., as required by Section 906 of the
                Sarbanes-Oxley Act of 2002

------------------

(a) This exhibit was previously filed with the company's Form 10-Q report for the quarter ended October 3, 1999 and is incorporated herein by reference.

(b) This exhibit was previously filed with the company's Form 10-K for the year ended January 3, 1993 and is incorporated herein by reference.

(c) This exhibit was previously filed with the company's Form 10-K for the year ended January 2, 1994 and is incorporated herein by reference.

(d) This exhibit was previously filed as one of Exhibits 10.1 through 10.11 to the company's Form 10-Q report for the quarter ended September 27, 1998 and is incorporated herein by reference.

(e) This exhibit was previously filed with the company's Form 10-K for the year ended January 2, 2000 and is incorporated herein by reference.

(f) This exhibit was previously filed with the company's Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

(g) This exhibit was previously filed with the company's Form 10-K for the year ended December 30, 2001 and is incorporated herein by reference.

(h) This exhibit was previously filed with the company's Form 10-Q for the quarter ended September 29, 2002 and is incorporated herein by reference.

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-46797 and No. 33-86332) pertaining to the 1990 Stock Option Plan of Sylvan Inc., and in the Registration Statement (Form S-8 No. 33-83962) pertaining to the 1993 Stock Option Plan for Nonemployee Directors of Sylvan Inc. of our reports dated January 31, 2003, with respect to the consolidated financial statements and schedule of Sylvan Inc. included in the Annual Report for the fiscal year ended December 29, 2002.


/s/ Ernst & Young LLP


March 27, 2003

INFORMATION REGARDING CONSENT OF ARTHUR ANDERSEN LLP

Section 11 (a) of the Securities Act of 1933, as amended (the "Securities Act"), provides that if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement.

Sylvan Inc. dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent auditors, effective May 31, 2002. For additional information, see the company's current report on Form 8-K dated May 31, 2002. After reasonable efforts, the company has been unable to obtain Arthur Andersen's written consent to the incorporation by reference into the company's registration statements (Form S-8 File No.s 33-46797, 33-86332 and 33-83962) and the related prospectuses (the "Registration Statements") of Arthur Andersen's audit report with respect to the company's consolidated financial statements as of December 30, 2001 and for the two years in the period then ended. Under these circumstances, Rule 437 under the Securities Act permits the company to file the Annual Report on Form 10-K, which is incorporated by reference into the Registration Statements, without a written consent from Arthur Andersen. As a result, with respect to transactions in the company's securities pursuant to the Registration Statements that occur subsequent to the date this Annual Report is filed with the Securities and Exchange Commission, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein and thus no claim could be asserted against Arthur Andersen under Section 11(a) of the Securities Act.

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Shareholders of Sylvan Inc.:

We have audited the accompanying consolidated balance sheet of Sylvan Inc. (a Nevada corporation) and subsidiaries as of December 29, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule listed in the index in Item 15(a)(2) for the year ended December 29, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sylvan Inc. and subsidiaries as of December 30, 2001, and for the two fiscal years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylvan Inc. and subsidiaries as of December 29, 2002, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully discussed in Note 1 to the consolidated financial statements, effective December 31, 2001, Sylvan Inc. adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

As discussed above, the consolidated financial statements of Sylvan Inc. as of December 30, 2001, and for the two fiscal years then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the company as of December 31, 2001. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.



/s/ Ernst & Young LLP


January 31, 2003

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


/s/ Arthur Andersen LLP


Pittsburgh, Pennsylvania
February 1, 2002



This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the company's Annual Report on Form 10-K for the year ended December 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report Form 10-K. See Consent of Arthur Andersen LLP (page 28) for further discussion.

CONSOLIDATED BALANCE SHEETS
SYLVAN INC. AND SUBSIDIARIES

ASSETS
================================================================================
IN THOUSANDS

                                                                       DEC. 29, 2002                  DEC. 30, 2001
                                                               --------------------------     --------------------------

Current Assets:
Cash and cash equivalents                                      $                 5,624         $                5,072
Trade accounts receivable, net of allowance for doubtful
   accounts of $795 and $440, respectively                                      14,399                         13,133
Inventories                                                                     11,425                         10,119
Prepaid income taxes and other expenses                                          1,495                          1,437
Other current assets                                                             1,494                          4,206
                                                               --------------------------     --------------------------

   TOTAL CURRENT ASSETS                                                         34,437                         33,967
                                                               --------------------------     --------------------------

Property, Plant and Equipment:
Land and improvements                                                            3,987                          3,711
Buildings                                                                       43,699                         38,021
Equipment                                                                       56,895                         51,014
                                                               --------------------------     --------------------------
                                                                               104,581                         92,746

Less-Accumulated depreciation                                                  (45,794)                       (38,470)
                                                               --------------------------     --------------------------

TOTAL PROPERTY, PLANT AND EQUIPMENT, NET                                        58,787                         54,276
                                                               --------------------------     --------------------------

INTANGIBLE ASSETS, net of accumulated amortization
   of $4,691 and $4,078, respectively                                           12,321                         11,036

OTHER ASSETS, net of accumulated amortization
   of $597 and $491, respectively                                                1,261                          7,811
                                                               --------------------------     --------------------------

TOTAL ASSETS                                                   $               106,806         $              107,090
                                                               ==========================     ==========================



The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
SYLVAN INC. AND SUBSIDIARIES

LIABILITIES AND SHAREHOLDERS' EQUITY
===============================================================================
IN THOUSANDS EXCEPT SHARE DATA

                                                                    DEC. 29, 2002                  DEC. 30, 2001
                                                               --------------------------     --------------------------
Current Liabilities:
Current portion of long-term debt                              $                  223         $                2,430
Accounts payable - trade                                                        3,895                          3,833
Accrued salaries, wages and employee benefits                                   2,771                          2,635
Other accrued liabilities                                                       1,413                            905
Income taxes payable                                                            1,545                            942
                                                               --------------------------     --------------------------

TOTAL CURRENT LIABILITIES                                                       9,847                         10,745
                                                               --------------------------     --------------------------

LONG-TERM AND REVOLVING-TERM DEBT                                              38,162                         37,255
                                                               --------------------------     --------------------------

Other Long-Term Liabilities:
Other employee benefits                                                         9,538                          1,362
Other                                                                             256                          5,162
                                                               --------------------------     --------------------------

TOTAL OTHER LONG-TERM LIABILITIES                                               9,794                          6,524
                                                               --------------------------     --------------------------

MINORITY INTEREST                                                               1,741                          1,680

Shareholders' Equity:
Common stock, voting, par value $.001, 10,000,000 shares
    authorized, 6,728,405 and 6,694,272 shares issued
    in 2002 and 2001, respectively                                                  7                              7
Additional paid-in capital                                                     17,284                         17,055
Retained earnings                                                              64,965                         60,296
Less-Treasury stock, at cost, 1,597,274 and 1,263,953
    shares in 2002 and 2001, respectively                                     (16,669)                       (13,136)
                                                               --------------------------     --------------------------
                                                                               65,587                         64,222

Accumulated other comprehensive loss                                          (18,325)                       (13,336)
                                                               --------------------------     --------------------------

TOTAL SHAREHOLDERS' EQUITY                                                     47,262                         50,886
                                                               --------------------------     --------------------------


TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                                       $             106,806          $             107,090
                                                               ==========================     ==========================



The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
SYLVAN INC. AND SUBSIDIARIES
===============================================================================
IN THOUSANDS EXCEPT SHARE DATA


                                                                 2002                     2001                     2000
                                                         --------------------     --------------------     --------------------

NET SALES                                                $           88,192       $           85,911       $           85,947
                                                         --------------------     --------------------     --------------------

Operating Costs and Expenses:
Cost of sales                                                        52,109                   49,818                   47,937
Selling and administrative                                           19,416                   18,006                   19,500
Research and development                                              1,965                    1,721                    1,763
Depreciation                                                          5,642                    5,375                    5,233
                                                         --------------------     --------------------     --------------------

                                                                     79,132                   74,920                   74,433
                                                         --------------------     --------------------     --------------------

OPERATING INCOME                                                      9,060                   10,991                   11,514

INTEREST EXPENSE, NET                                                 1,865                    2,532                    2,529

OTHER EXPENSE                                                             3                       19                      155
                                                         --------------------     --------------------     --------------------

INCOME BEFORE INCOME TAXES                                            7,192                    8,440                    8,830
                                                         --------------------     --------------------     --------------------

Provision (Benefit) for Income Taxes:
Current                                                               2,082                    2,216                    2,206
Deferred                                                                324                      274                     (226)
                                                         --------------------     --------------------     --------------------
                                                                      2,406                    2,490                    1,980
                                                         --------------------     --------------------     --------------------


INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                 4,786                    5,950                    6,850
                                                         --------------------     --------------------     --------------------


MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                             117                      121                      168
                                                         --------------------     --------------------     --------------------

NET INCOME                                               $            4,669       $            5,829       $            6,682
                                                         ====================     ====================     ====================



WEIGHTED AVERAGE NUMBER OF COMMON SHARES                          5,402,859                5,500,799                5,658,860
                                                         ====================     ====================     ====================


WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                       5,454,700                5,551,673                5,665,974
                                                         ====================     ====================     ====================

NET INCOME PER SHARE - BASIC                             $            0.86        $            1.06        $            1.18
                                                         ====================     ====================     ====================
NET INCOME PER SHARE - DILUTED                           $            0.86        $            1.05        $            1.18
                                                         ====================     ====================     ====================





The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
SYLVAN INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------
IN THOUSANDS EXCEPT SHARE DATA


                                                                         ADDITIONAL
                                                      COMMON               PAID-IN             RETAINED
                                                       STOCK               CAPITAL             EARNINGS
                                                  -----------------    ----------------    ----------------
BALANCE, Jan. 2, 2000                             $            7        $      16,801      $       47,785

Net income                                                     -                    -               6,682

Foreign currency translation
   adjustment                                                  -                    -                   -
                                                  -----------------    ----------------    ----------------
     Comprehensive income

Exercise of 10,000 stock options
   and compensation expense, net
   of tax                                                      -                  104                   -
Purchase of treasury stock                                     -                    -                   -
Issuance of treasury stock                                     -                  (20)                  -
                                                  -----------------    ----------------    ----------------

BALANCE, Dec. 31, 2000                                         7               16,885              54,467

Net income                                                     -                    -               5,829

Foreign currency translation
   adjustment                                                  -                    -                   -





Unrealized losses on derivatives
   designated and qualified as cash
   flow hedges, net of tax                                     -                    -                   -
                                                  -----------------    ----------------    ----------------
     Comprehensive income                                      -                    -                   -

 Exercise of 12,671 stock options
  and compensation expense, net
    of tax                                                     -                  170                   -
Purchase of treasury stock                                     -                    -                   -
                                                  -----------------    ----------------    ----------------

BALANCE, Dec. 30, 2001                                         7               17,055              60,296

Net income                                                     -                    -               4,669

Foreign currency translation
   adjustment                                                  -                    -                   -





Unrealized losses on derivatives
   designated and qualified as cash
   flow hedges, net of tax                                     -                    -                   -
Minimum pension liability
   adjustment, net of tax
   tax                                                         -                    -                   -
                                                  -----------------    ----------------    ----------------
     Comprehensive loss                                        -                    -                   -
Exercise of 34,133 stock options
  and compensation expense, net
    of tax                                                     -                  229                   -
Purchase of treasury stock                                     -                    -                   -
                                                  -----------------    ----------------    ----------------
BALANCE, DEC. 29, 2002                            $            7       $       17,284            $ 64,965
                                                  =================    ================    ================






                                                                        ACCUMULATED
                                                                           OTHER               TOTAL
                                                     TREASURY          COMPREHENSIVE        SHAREHOLDERS'
                                                       STOCK                LOSS                EQUITY
                                                  -----------------    ----------------    ----------------
BALANCE, Jan. 2, 2000                              $     (10,166)       $      (7,203)      $      47,224

Net income                                                     -                    -               6,682

Foreign currency translation
   adjustment                                                  -               (2,705)             (2,705)
                                                  -----------------    ----------------    ----------------
     Comprehensive income                                                                           3,977

Exercise of 10,000 stock options
   and compensation expense, net
   of tax                                                     53                    -                 157
Purchase of treasury stock                                (2,017)                   -              (2,017)
Issuance of treasury stock                                   213                    -                 193
                                                  -----------------    ----------------    ----------------

BALANCE, Dec. 31, 2000                                   (11,917)              (9,908)             49,534

Net income                                                     -                    -               5,829

Foreign currency translation
   adjustment                                                  -               (3,092)             (3,092)





Unrealized losses on derivatives
   designated and qualified as cash
   flow hedges, net of tax                                     -                 (336)               (336)
                                                  -----------------    ----------------    ----------------
     Comprehensive income                                      -                    -               2,401

 Exercise of 12,671 stock options
  and compensation expense, net
    of tax                                                     -                    -                 170
Purchase of treasury stock                                (1,219)                   -              (1,219)
                                                  -----------------    ----------------    ----------------

BALANCE, Dec. 30, 2001                                   (13,136)             (13,336)             50,886

Net income                                                     -                    -               4,669

Foreign currency translation
   adjustment                                                  -                5,042               5,042





Unrealized losses on derivatives
   designated and qualified as cash
   flow hedges, net of tax                                     -                 (519)               (519)
Minimum pension liability
   adjustment, net of tax
   tax                                                         -               (9,512)             (9,512)
                                                  -----------------    ----------------    ----------------
     Comprehensive loss                                        -                    -                (320)
Exercise of 34,133 stock options
  and compensation expense, net
    of tax                                                     -                    -                 229
Purchase of treasury stock                                (3,533)                   -              (3,533)
                                                  -----------------    ----------------    ----------------
BALANCE, DEC. 29, 2002                                  $ (16,669)           $ (18,325)          $ 47,262
                                                  =================    ================    ================



The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SYLVAN INC. AND SUBSIDIARIES

===============================================================================
IN THOUSANDS

                                                           2002                       2001                       2000
                                                  -----------------------    -----------------------    -----------------------
CASH FLOWS FROM OPERATIONS:
Net income                                        $              4,669        $             5,829        $             6,682

Adjustments to reconcile net income to
  net cash provided by operations:
Depreciation and amortization                                    5,872                      6,114                      5,998
Employee benefits                                                  216                        373                       (193)
Trade accounts receivable                                         (152)                      (753)                      (183)
Inventories                                                       (470)                         1                       (697)
Prepaid expenses and other assets                                3,008                       (852)                      (900)
Accounts payable, accrued expenses
  and other liabilities                                            620                        (35)                    (1,072)
Minority interest                                                  108                        157                        319
Other                                                           (1,133)                      (155)                      (212)
                                                  -----------------------    -----------------------    -----------------------
NET CASH PROVIDED BY OPERATIONS                                 12,738                     10,679                      9,742
                                                  -----------------------    -----------------------    -----------------------

CASH FLOWS FROM INVESTING:
Expenditures for property, plant and equipment                  (6,144)                    (8,744)                    (7,012)
Proceeds from sale of fixed assets                                   -                        145                        908
Earn-out payment on prior period acquisition                         -                       (125)                      (125)
                                                  -----------------------    -----------------------    -----------------------
NET CASH USED IN INVESTING                                      (6,144)                    (8,724)                    (6,229)
                                                  -----------------------    -----------------------    -----------------------

CASH FLOWS FROM FINANCING:
Principal payments on long-term debt                            (2,393)                      (285)                       (72)
Proceeds from long-term debt borrowings                              -                         49                        172
Net repayments under revolving credit loan                      (1,224)                      (509)                    (3,350)
Proceeds from exercise of stock options                            335                        134                         87
Purchase of treasury shares                                     (3,533)                    (1,219)                    (2,017)
                                                  -----------------------    -----------------------    -----------------------
NET CASH USED IN FINANCING                                      (6,815)                    (1,830)                    (5,180)
                                                  -----------------------    -----------------------    -----------------------

EFFECT OF EXCHANGE RATES ON CASH                                   773                       (424)                      (563)
                                                  -----------------------    -----------------------    -----------------------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      552                       (299)                    (2,230)


CASH AND CASH EQUIVALENTS, BEGINNING OF
  FISCAL YEAR                                                    5,072                      5,371                      7,601
                                                  -----------------------    -----------------------    -----------------------


CASH AND CASH EQUIVALENTS, END OF
  FISCAL YEAR                                     $              5,624                    $ 5,072        $             5,371
                                                  =======================    =======================    =======================

Supplemental Disclosure of Cash Flow Data:
Interest paid                                     $              1,942       $              2,402        $             2,651
Income taxes paid                                                2,052                      2,394                      2,153







The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SYLVAN INC. AND SUBSIDIARIES


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING PERIOD
The company maintains its accounting records on a 52-53 week fiscal year ending the Sunday nearest December 31. The 2002, 2001 and 2000 fiscal years were 52 weeks.

PRINCIPLES OF CONSOLIDATION
The accounts of majority-owned or controlled subsidiaries are included in the company's statements only for the period subsequent to their acquisition. All material intercompany transactions and balances have been eliminated in consolidation.

BASIS OF PRESENTATION
The financial statements are prepared in conformity with generally accepted accounting principles in the United States and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

CASH AND CASH EQUIVALENTS
All cash equivalents are stated at cost, which approximates market. The company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 30, 2001, the company maintained a French-franc denominated cash balance of approximately FF16.2 million ($2.2 million) with a U.S. bank in support of a loan advanced by a European bank. This balance was reported under "Other Current Assets" in the accompanying consolidated balance sheets as of December 30, 2001.

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

For financial reporting purposes, the company considers its depreciable assets to have the following useful lives:


           Land improvements                           10-20 years
           Buildings                                   30-40 years
           Equipment                                    2-15 years

The company owns four satellite mushroom growing facilities, which have an aggregate cost of $3.4 million and accumulated depreciation of $117,000, based on a 20-year estimated useful life. Each of the facilities is leased to an unrelated third party for $140,000 per year. The leases have a one-year term and may be extended for an additional five years. The lessees have the right to purchase the satellite assets at Sylvan's original cost of construction after the completion of the first year's lease term.

The satellite farms purchased $1.3 million of ready-to-grow mushroom compost in 2002 and $0.7 million in 2001. The satellites also sold to Quincy, for immediate resale to its third-party marketer, $3.0 million of high-quality mushrooms in 2002 and $1.3 million in 2001.

REPAIR AND MAINTENANCE
Repair and maintenance costs are expensed as incurred.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred.

REVENUE RECOGNITION
The company recognizes revenue when the title and risk of loss of the goods sold pass to the customer at the time of shipment.

EARNINGS PER COMMON SHARE
Earnings per share were calculated using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding.

The following table reflects the calculation of earnings per share:

IN THOUSANDS EXCEPT SHARE DATA


                                                                      FISCAL YEAR ENDED
                                    ----------------------------------------------------------------------------------
                                        DEC. 29, 2002                DEC. 30, 2001                DEC. 31, 2000
                                    ------------------------     ------------------------     ------------------------
     Basic Earnings Per Share:
     Net income                     $               4,669        $               5,829        $               6,682
     Average shares outstanding                 5,402,859                    5,500,799                    5,658,860
                                    ------------------------     ------------------------     ------------------------

     Earnings per share             $                0.86        $                1.06        $                1.18
                                    ------------------------     ------------------------     ------------------------

     Diluted Earnings Per Share:
     Net income                     $               4,669        $               5,829        $               6,682
     Average shares outstanding                 5,402,859                    5,500,799                    5,658,860
     Effect of stock options                       51,841                       50,874                        7,114
                                    ------------------------     ------------------------     ------------------------
     Diluted average shares
       outstanding                              5,454,700                    5,551,673                    5,665,974
                                    ------------------------     ------------------------     ------------------------

     Earnings per share             $                0.86        $                1.05        $                1.18
                                    ========================     ========================     ========================


Options to purchase approximately 295,000, 305,000 and 638,000 shares of common stock for the fiscal years ended 2002, 2001 and 2000, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the company's common shares for the respective years.

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

FOREIGN CURRENCY EXCHANGE RISK MANAGEMENT
The company evaluates and hedges foreign currency exchange risk exposure on a transaction-by-transaction basis. As of December 29, 2002, the company had no outstanding foreign currency exchange contracts.

INTEREST RATE RISK MANAGEMENT
The company uses interest rate swap agreements to convert a portion of its floating rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future results. The company has these agreements with its banks as counterparties. The agreements replace the floating (euro rate) LIBOR basis with a 90-day fixed LIBOR basis as described in the table below. At the end of each 90-day period, the company and its counterparties make appropriate payments to settle the difference between the floating rate LIBOR and the fixed rate LIBOR. When the floating rate LIBOR exceeds the fixed rate LIBOR at the beginning of a 90-day term, the counterparties will pay the difference between the rates for the appropriate notional amount to the company. Conversely, when the fixed rate exceeds the floating rate, the company will pay its counterparties. Amounts receivable or payable under these swap agreements are recorded as an adjustment to interest expense. The company's contractual swap agreements as of December 29, 2002 are as follows:

                                                                                                              LIBOR
                       EFFECTIVE                                       FAIR                 FIXED             MAXIMUM
NOTIONAL AMOUNT        DATE                    EXPIRATION DATE         MARKET VALUE         RATE              RATE
---------------------  ---------------------   --------------------    ------------------   --------------    ------------------
$       10,000,000        February 25, 2000      August 25, 2007       $      (1,141,789)          5.48%        7.00%

         5,000,000          October 4, 1999      October 6, 2003                (179,960)          5.02%            -

Effective January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. The transition adjustment on January 1, 2001 resulted in a net charge of $56,000 (after tax), which was recorded in "Accumulated Other Comprehensive Loss."

Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through August 2007. The fair value of these contracts, as determined by the counterparties, is recorded in the balance sheet, with the offset to "Accumulated Other Comprehensive Loss," net of tax. The company expects to expense $36,000 in 2003 related to these derivative instruments, based on interest rates at December 29, 2002.

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


Valuations for long-term debt are determined based on borrowing rates currently available to the company for loans with similar terms, currencies and maturities and were as follows:

IN THOUSANDS                              DEC. 29, 2002                    DEC. 30, 2001
                                    --------------------------       ---------------------------
Fair value                          $               37,809            $              39,162
Carrying amount
                                                    38,385                           39,685

The company's financial instruments are not held for trading purposes.

COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss consisted of the following:

IN THOUSANDS                                                   DEC. 29, 2002                     DEC. 30, 2001
                                                          ---------------------------       --------------------------
Foreign currency translation adjustments                  $              (7,958)            $             (13,000)
Unrealized losses on derivatives and qualified
  cash flow hedges, net of tax of $441                                     (855)                             (336)
Minimum pension liability adjustment,
  net of tax of $4,902                                                   (9,512)                                -
                                                          ---------------------------       --------------------------
Total accumulated other comprehensive income              $             (18,325)            $             (13,336)
                                                          ===========================       ==========================

INTANGIBLE ASSETS
In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and amortization of indefinitely lived intangible assets and provides for an impairment test to be performed at least annually. Sylvan adopted this pronouncement on December 31, 2001, which was the first day of Sylvan's 2002 fiscal year. During the quarter ended March 31, 2002, a professional services firm retained by the company conducted an assessment to test for transitional goodwill impairment. The company also completed its annual assessment to test for transitional goodwill impairment as of September 29, 2002. No impairment loss resulted from either assessment.

        Sylvan's intangible assets, which relate solely to its Spawn Products Segment, are as follows:

                                        Gross Carrying Amount                 Accumulated Amortization
                                                     Cultures                                 Cultures
(in thousands)                  Goodwill            and Other           Goodwill             and Other              Net
                                --------            --------            --------             --------             --------
December 30, 2001                $14,107              $1,007             $(3,776)               $(302)             $11,036
Additions                             --                   7                  --                 (127)                (120)
Currency Translation              $1,891                  --                (486)                  --                1,405
                                --------            --------            --------             --------             --------
December 29, 2002                $15,998              $1,014             $(4,262)               $(429)             $12,321
                                ========            ========            ========             ========             ========

In connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," Sylvan reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The remaining useful lives of the cultures range from eight to eleven years and the other intangible assets range from three to six years.

Amortization expense for intangible assets was $127,000 for the fiscal year ended December 29, 2002. Estimated amortization expense for the five succeeding years is as follows:

 (in thousands)
                                 2003                             127
                                 2004                             122
                                 2005                              67
                                 2006                              67
                                 2007                              65

Actual results of operations for the fiscal year ended December 29, 2002 and the pro forma results for the fiscal years ended December 30, 2001 and December 31, 2000, had Sylvan applied the non-amortization provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" in 2001 and 2000, are as follows:

                                                                       FISCAL YEAR ENDED

(in thousands except per share data)         DEC. 29, 2002                  DEC. 30, 2001                 DEC. 31, 2000
                                        -------------------------      -------------------------     -------------------------
Reported net income                     $           4,669              $           5,829             $            6,682
Add back:  Goodwill amortization,
  Net of tax                                            -                            363                            361
                                        -------------------------      -------------------------     -------------------------
  Adjusted net income                   $           4,669              $           6,192             $            7,043
                                        =========================      =========================     =========================
Basic earnings per share:
  Reported net income                   $            0.86              $             1.06            $             1.18
  Add back:  Goodwill amortization                      -                            0.07                          0.06
                                        -------------------------      -------------------------     -------------------------
Adjusted net income                     $            0.86              $             1.13            $             1.24
                                        =========================      =========================     =========================
Diluted earnings per share:
  Reported net income                   $            0.86              $             1.05            $             1.18
  Add back:  Goodwill amortization                      -                            0.07                          0.06
                                        -------------------------      -------------------------     -------------------------
Adjusted net income                     $            0.86              $             1.12            $             1.24
                                        =========================      =========================     =========================

RECENT PRONOUNCEMENTS
In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. The provisions of this standard related to the rescission of SFAS No. 4 should be applied in fiscal years beginning after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002. The adoption of this pronouncement did not have a material impact on the company.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to on the date an entity commits to the exit or disposal plans. The provisions of this standard are effective for activities initiated after December 31, 2002. The adoption of this pronouncement is not expected to have a material impact on the company.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of the Statement are applicable to all companies with stock-based compensation. The provisions of this standard are effective for fiscal years ending after December 15, 2002. The adoption of this pronouncement did not have a material impact on the company as no change was made to the method of accounting for stock-based compensation.

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. It requires that companies determine whether a non-consolidated entity is a variable interest entity, as defined by FIN No. 46, and which company is the primary beneficiary of the variable interest entity's activities. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The company is currently evaluating the impact of adopting this interpretation.

2.  INVENTORIES:

Inventories are summarized as follows:

IN THOUSANDS

                                                             DEC. 29, 2002                      DEC. 30, 2001
                                                        ==========================       ==========================
    Growing crops and compost material                  $               4,975            $               5,466
    Stores and other supplies                                           2,039                            1,493
    Finished products                                                   4,411                            3,160
                                                        --------------------------       --------------------------
                                                        $              11,425            $              10,119
                                                        ==========================       ==========================



3.  LONG-TERM DEBT, BORROWING AND LEASE ARRANGEMENTS:

The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. The average borrowings under this agreement were $34.7 million during 2002. The maximum aggregate outstanding balance will decline over the life of the agreement as follows:


             PERIOD BEGINNING                                MAXIMUM AGGREGATE OUTSTANDING BALANCE
            ----------------------------                    --------------------------------------------
            August 6, 2003                                  $                  50.0 million
            August 6, 2004                                                     45.0 million


Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin), at the company's option. On December 29, 2002, the company had outstanding borrowings under the agreement of $37.0 million.

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

The company was not in compliance with one of the financial covenants as of December 29, 2002 due to the recording of a $9.5 million minimum pension liability adjustment to "Accumulated Other Comprehensive Income" during 2002. In the first quarter of 2003, the company and its banks signed an amendment to the revolving credit agreement to adjust for the recording of the minimum pension liability adjustment and waive the loan covenant violation. The adjustment and waiver are effective as of December 29, 2002 and continue through August 5, 2005.

The company has several additional loan obligations. The outstanding balances related to these loans totaled approximately $1.4 million as of December 29, 2002 and as of December 30, 2001. Interest rates on these loans vary.

The company had a French-franc denominated loan of FF16.2 million ($2.2 million) that was repaid in January 2002.

The company incurred approximately $1.9 million in gross interest expense during 2002, including $12,000 of interest income related to interest hedges accounted for under SFAS No. 133. The weighted average interest rate was 5.0%. The contractual principal payments due under the company's loan agreements are as follows:

IN THOUSANDS

               2003                       $              223
               2004                                       87
               2005                                   37,486
               2006                                       62
               2007                                       62
               Thereafter                                465
                                          ----------------------
               TOTAL                      $           38,385
                                          ======================


The company has entered into various noncancelable operating leases expiring at various dates through August 31, 2005, primarily for production and office space. During the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000, rental expense included in the statements of income was $461,000, $590,000, and $567,000, respectively.

Future minimum lease commitments for all noncancelable leases are as follows:

IN THOUSANDS

               2003                       $              485
               2004                                      116
               2005                                       49

4.  ACCRUED SALARIES, WAGES AND EMPLOYEE BENEFITS:

Accrued salaries, wages and employee benefits were composed of the following:

IN THOUSANDS

                                                                     DEC. 29, 2002                    DEC. 30, 2001
                                                                ==========================       ==========================
Accrued compensation                                            $                 2,086          $                 2,030
Accrued vacation                                                                    622                              533
Other                                                                                63                               72
                                                                --------------------------       --------------------------
TOTAL                                                           $                 2,771          $                 2,635
                                                                ==========================       ==========================

5.  INCOME TAXES:

The company files a consolidated U.S. federal income tax return with its wholly owned U.S. subsidiaries. The company does not provide for federal income taxes on unremitted earnings of non-U.S. subsidiaries.

The amounts of income before income taxes attributable to domestic and foreign operations were as follows:

IN THOUSANDS

                                                                 FISCAL YEAR ENDED
                              -----------------------------------------------------------------------------------------
                                    DEC. 29, 2002                   DEC. 30, 2001                  DEC. 31, 2000
                              --------------------------      --------------------------     --------------------------
Domestic                      $                  2,180        $                  3,405       $                  3,308
Foreign                                          5,012                           5,035                          5,522
                              --------------------------      --------------------------     --------------------------
TOTAL                         $                  7,192        $                  8,440       $                  8,830
                              ==========================      ==========================     ==========================


The provision (benefit) for income taxes consisted of the following:

IN THOUSANDS

                                                                          FISCAL YEAR ENDED
                                       -----------------------------------------------------------------------------------------
                                           DEC. 29, 2002                   DEC. 30, 2001                  DEC. 31, 2000
                                       ==========================      ==========================     ==========================
Current:
  Federal                              $                   819         $                   970        $                   861
  State                                                      2                              23                            (78)
  Foreign                                                1,261                           1,223                          1,423

Deferred                                                   419                             192                            266

Change in Valuation Allowance                              (95)                             82                           (492)
                                       --------------------------      --------------------------     --------------------------
                                       $                 2,406         $                 2,490        $                 1,980
                                       ==========================      ==========================     ==========================

A reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to income before income taxes and the actual provision for income taxes is as follows:

IN THOUSANDS

                                                                              FISCAL YEAR ENDED
                                                  ------------------------------------------------------------------------------
                                                         DEC. 29, 2002             DEC. 30, 2001             DEC. 31, 2000
                                                  ========================  ========================  ==========================
Income tax at U.S. federal statutory rate         $                 2,445   $                 2,869   $                 3,002
State income taxes, net of federal income
  tax benefit                                                          97                        37                        (5)
Foreign taxes at rates other than effective
  U.S. rates                                                         (201)                     (488)                     (462)
Net (permanent benefits) nondeductible charges                        (35)                      (24)                      (67)
Change in tax valuation allowance                                     (95)                       82                      (492)
Other, net                                                            195                        14                         4
                                                  ------------------------  ------------------------  --------------------------
TOTAL PROVISION FOR INCOME TAXES                  $                 2,406   $                 2,490   $                 1,980
                                                  ========================  ========================  ==========================


Temporary differences which generate significant portions of the company's deferred tax assets and liabilities as of December 29, 2002 and December 30, 2001 were as follows:

IN THOUSANDS

                                                        DEC. 29, 2002                   DEC. 31, 2001
                                                   ===========================     ==========================
Postretirement benefits other than pensions        $                   347         $                   344
Depreciation                                                        (3,122)                         (3,407)
Pension liability (asset)                                            2,637                          (2,213)
Net operating loss carryforwards                                     1,981                           2,285
Other, net                                                              12                             247
                                                   ---------------------------     --------------------------
Total                                                                1,855                          (2,744)
Less-Valuation allowance                                            (1,357)                         (1,452)
                                                   ---------------------------     --------------------------

NET DEFERRED TAX ASSETS (LIABILITIES)              $                   498         $                (4,196)
                                                   ===========================     ==========================

Included in net deferred tax liabilities as of December 29, 2002 are unrealized tax benefits amounting to approximately $2.0 million related to net operating loss carryforwards. The realization of these tax benefits is contingent on future taxable net income being generated by certain foreign and domestic operations. A $0.5 million state tax benefit resulted from the merger of two of the company's subsidiaries in the fourth quarter of 2000. The life of the carryforwards is determined by various foreign and state taxation jurisdictions. Approximately $0.3 million of the net operating losses has an indefinite carryforward period. The remaining $1.7 million of net operating losses will expire between 2003 and 2017. The company has recognized a valuation allowance that reduces the carrying value of unrealized net deferred tax benefits relating to net operating loss carryforwards to offset the deferred tax benefits that may not be realized.

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

IN THOUSANDS EXCEPT PER SHARE DATA

                                                                             FISCAL YEAR ENDED
                                          -----------------------------------------------------------------------------------
                                                   2002                          2001                          2000
                                          =======================       =======================       =======================
Net Income:         As Reported           $              4,669          $              5,829          $              6,682
                    Pro Forma                            4,601                         5,024                         5,964

Diluted EPS:        As Reported           $               0.86          $               1.05          $               1.18
                    Pro Forma                             0.84                          0.91                          1.05

The company's Board of Directors, through its Stock Option and Compensation Committee, may grant options under the 1990 Plan. Grants under the 1993 Plan are nondiscretionary. The Committee has granted options (net of cancellations) for 1,287,081 shares through December 29, 2002 under the 1990 Plan and 88,000 shares have been granted under the 1993 Plan. Under both plans, the option exercise price equals the stock's market price on the date of grant. The 1990 Plan options are exercisable one year from the grant date in installments over a period of three years and expire after ten years. The 1993 Plan options are exercisable six months from the grant date and expire ten years after the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 2002, 2001 and 2000, respectively: risk-free interest rates of 3.17%, 3.62% and 5.74%; no expected dividend yields; expected lives of 8.0 years; expected volatility of 34%, 34% and 34%.

A summary of the status of the company's stock option plans as of December 29, 2002, December 30, 2001, and December 31, 2000, and changes during the years then ended, is presented in the tables below:

SHARES IN THOUSANDS


                                                                  2002                                     2001
                                                 ---------------------------------------   --------------------------------------
                                                                   WEIGHTED AVERAGE                         WEIGHTED AVERAGE
                                                    SHARES          EXERCISE PRICE          SHARES           EXERCISE PRICE
                                                 ===============   =====================   ==============   =====================
Outstanding at beginning  of year                      827          $       11.22                841         $       11.21
Granted                                                 22                  11.40                  3                 12.50
Exercised                                              (34)                  9.18                (13)                10.05
Forfeited                                              (24)                 12.14                 (4)                12.74
                                                 ---------------   ---------------------   --------------   ---------------------
OUTSTANDING AT END OF YEAR                             791                  11.27                827                 11.22
                                                 ---------------   ---------------------   --------------   ---------------------
Exercisable at end of year                             747                  11.42                703                 11.60

Weighted average fair value of options granted                     $         5.12                           $         5.73


                                                                 2000
                                                 --------------------------------------
                                                                  WEIGHTED AVERAGE
                                                  SHARES           EXERCISE PRICE
                                                 ==============   =====================
Outstanding at beginning  of year                      859        $        11.54
Granted                                                132                  8.75
Exercised                                              (10)                 8.75
Forfeited                                             (140)                11.08
                                                 --------------   ---------------------
OUTSTANDING AT END OF YEAR                             841                 11.21
                                                 --------------   ---------------------
Exercisable at end of year                             570                 11.64

Weighted average fair value of options granted                    $         4.50


As of December 29, 2002, the characteristics of the stock options under both plans were as follows:


                                                                    RANGES OF EXERCISE PRICES
                                                 ------------------------------------------------------------
                                                       $8.625-$12.875                    $13.00-$15.00
                                                 ---------------------------       --------------------------
   Outstanding Options:
      Number                                                        603,540                          188,000
      Weighted average exercise price            $                    10.46        $                   13.93
      Weighted average remaining
         contractual life (in years)                                    5.1                              5.6
   Exercisable Options:
      Number                                                        559,240                          188,000
      Weighted average exercise price            $                    10.57        $                   13.93
   Nonexercisable Options:
      Number                                                         52,300                                -
      Weighted average exercise price            $                     9.25        $                       -





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

The accumulated benefit obligations as of December 29, 2002 and December 30, 2001 were $33.4 million and $30.1 million, respectively, all of which were fully vested. The plan's assets consist primarily of U.S. government obligations, temporary deposits, common stocks and corporate obligations.

The plan's funded status and amounts recognized in the company's consolidated financial statements, together with certain accumulated postretirement medical benefit obligations, are set forth in the following tables:

IN THOUSANDS

                                                                  PENSION BENEFITS
                                             ------------------------------------------------------------

                                             DEC. 29, 2002        DEC. 30, 2001        DEC. 31, 2000
                                             ------------------   -------------------  -------------------
Change in benefit obligation:
Benefit obligation at beginning of year      $          30,085    $          30,252    $          30,109
Interest cost                                            2,171                2,174                2,176
Actuarial (gain) loss                                    3,481                    -                  302
Benefits paid                                           (2,368)              (2,341)              (2,335)
                                             ------------------   -------------------  -------------------

BENEFIT OBLIGATION AT END OF YEAR            $          33,369    $          30,085    $          30,252
                                             ==================   ===================  ===================


Change in plan assets:
Fair value of plan assets at beginning
   of year                                   $          30,220    $          33,849    $          34,362
Actual return on plan assets                            (2,240)              (1,288)               1,822
Employer contributions                                       -                    -                    -
Benefits paid                                           (2,368)              (2,341)              (2,335)
                                             ------------------   -------------------  -------------------

FAIR VALUE OF PLAN ASSETS AT  END OF YEAR    $          25,612    $          30,220    $          33,849
                                             ==================   ===================  ===================

Reconciliation of funded status:
Funded status                                $          (7,757)   $             135    $           3,597

Unrecognized net actuarial (gain)/loss                  14,414                6,372                2,307
Unrecognized prior service
   Cost                                                      -                    -                    -
                                             ------------------   -------------------  -------------------
PREPAID (ACCRUED)
   BENEFIT LIABILITY                         $           6,657    $           6,507    $           5,904
                                             ==================   ===================  ===================

                                                                     OTHER BENEFITS
                                              -------------------------------------------------------------

                                              DEC. 29, 2002        DEC. 30, 2001        DEC. 31, 2000
                                              -------------------  -------------------  -------------------
Change in benefit obligation:
Benefit obligation at beginning of year       $             931    $             985    $           1,044
Interest cost                                                53                   69                   71
Actuarial (gain) loss                                      (164)                 (17)                 (41)
Benefits paid                                               (85)                (106)                 (89)
                                              -------------------  -------------------  -------------------

BENEFIT OBLIGATION AT END OF YEAR             $             735    $             931    $             985
                                              ===================  ===================  ===================


Change in plan assets:
Fair value of plan assets at beginning
   of year                                    $               -    $               -    $               -
Actual return on plan assets                                  -                    -                    -
Employer contributions                                       85                  106                   89
Benefits paid                                               (85)                (106)                 (89)
                                              -------------------  -------------------  -------------------

FAIR VALUE OF PLAN ASSETS AT  END OF YEAR     $               -    $               -    $               -
                                              ===================  ===================  ===================

Reconciliation of funded status:
Funded status                                 $            (735)   $            (931)   $            (985)

Unrecognized net actuarial (gain)/loss                     (117)                  43                   60
Unrecognized prior service
   Cost                                                     (44)                 (49)                 (56)
                                              -------------------  -------------------  -------------------
PREPAID (ACCRUED)
   BENEFIT LIABILITY                          $            (896)   $            (937)   $            (981)
                                              ===================  ===================  ===================

IN THOUSANDS

                                                                  PENSION BENEFITS
                                             ------------------------------------------------------------
                                                DEC. 29, 2002        DEC. 30, 2001        DEC. 31, 2000
                                             ------------------   -------------------  -------------------

AMOUNTS RECOGNIZED ON THE CONSOLIDATED
   BALANCE SHEET
Prepaid pension cost (included
    in "Other Assets" in the
    Consolidated Balance
    Sheet)                                   $               -    $           6,507    $           5,904
Accrued benefit liability
    (included in "Other
    Employee Benefits" in the
    Consolidated Balance
    Sheet)                                              (7,757)                   -                    -
Accumulated other
    comprehensive loss                                  14,414                    -                    -
                                             ------------------   -------------------  -------------------

NET AMOUNT                                   $           6,657    $           6,507    $           5,904
                                             ==================   ===================  ===================

Weighted-average assumptions as of
     October 31 of each fiscal year:
Discount rate                                             6.80%                7.50%                7.50%
Expected return on plan assets                            8.50%                9.00%                9.00%

Components of net periodic pension cost
        (income):
Interest cost                                $           2,171    $           2,174    $           2,176
Expected return on plan assets                          (2,450)              (2,778)              (2,824)
Amortization of prior service
  Cost                                                       -                    -                    -
Recognized net actuarial
  (gain)/loss                                              129                    -                    -
                                             ------------------   ------------------   -------------------
NET PERIODIC
   BENEFIT COST
   (INCOME)                                  $            (150)   $            (604)   $            (648)
                                             ==================   ===================  ===================

Assumed health care cost trend:
Initial trend rate
Ultimate trend rate
Year ultimate trend reached



                                                                   OTHER BENEFITS
                                            -------------------------------------------------------------
                                               DEC. 29, 2002        DEC. 30, 2001        DEC. 31, 2000
                                            -------------------  -------------------  -------------------

AMOUNTS RECOGNIZED ON THE CONSOLIDATED
   BALANCE SHEET
Prepaid pension cost (included
    in "Other Assets" in the
    Consolidated Balance
    Sheet)                                  $               -    $               -    $               -
Accrued benefit liability
    (included in "Other
    Employee Benefits" in the
    Consolidated Balance
    Sheet)                                                  -                    -                    -
Accumulated other
    comprehensive loss                                      -                    -                    -
                                            -------------------  -------------------  -------------------

NET AMOUNT                                  $               -    $               -    $               -
                                            ===================  ===================  ===================

Weighted-average assumptions as of
     October 31 of each fiscal year:
Discount rate                                            6.80%                7.50%                7.50%
Expected return on plan assets                              -                    -                    -

Components of net periodic pension cost
        (income):
Interest cost                               $              53    $              69    $              71
Expected return on plan assets                              -                    -                    -
Amortization of prior service
  Cost                                                     (6)                  (6)                  (6)
Recognized net actuarial
  (gain)/loss                                              (4)                   -                    -
                                            -------------------  -------------------  -------------------
NET PERIODIC
   BENEFIT COST
   (INCOME)                                 $              43    $              63    $              65
                                            ===================  ===================  ===================

Assumed health care cost trend:
Initial trend rate                                      10.00%                6.56%                6.95%
Ultimate trend rate                                      5.00%                5.00%                5.00%
Year ultimate trend reached                              2008                 2005                 2005



A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                  ONE PERCENTAGE                       ONE PERCENTAGE
                                                  POINT INCREASE                       POINT DECREASE
                                              ------------------------------       -------------------------------
Effect on total of service and
   interest cost components for
   2002                                       $               1                    $              (1)
Effect on 2002 postretirement
   benefit obligation                                         6                                   (5)

Additionally, during 1999 certain hourly paid workers at the company's Quincy Farms subsidiary became participants in a union-sponsored, collectively bargained, multi-employer pension plan to which the company makes contributions based on negotiated fixed amounts per hour per employee. Expenses recorded in connection with this plan for fiscal years 2002, 2001 and 2000 were $35,000, $38,000 and $30,000, respectively.

The collective bargaining agreement, dated January 21, 2001, with the union representing certain hourly workers of Quincy Farms contains a profit sharing bonus provision. The contract covers the 2001, 2002 and 2003 fiscal years. The bonus pool is calculated on Quincy's incremental operating income greater than base amounts. Expense recorded for this plan was $23,000 during 2002 and $85,000 during 2001.

8.  NATURE OF OPERATIONS AND BUSINESS SEGMENT INFORMATION:

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

IN THOUSANDS

                                                     SPAWN                        FRESH                       TOTAL REPORTABLE
                                                     PRODUCTS SEGMENT             MUSHROOMS SEGMENT           SEGMENTS
                                                     -----------------------      ----------------------      ----------------------
Total Revenues                    2002               $            63,996          $            25,517         $          89,513
                                  2001               $            63,559          $            23,621         $          87,180
                                  2000               $            65,199          $            22,035         $          87,234

Intersegment Revenues             2002               $             1,321          $                 -         $           1,321
                                  2001               $             1,269          $                 -         $           1,269
                                  2000               $             1,287          $                 -         $           1,287

Depreciation Expense              2002               $             4,195          $             1,409         $           5,604
                                  2001               $             3,793          $             1,549         $           5,342
                                  2000               $             3,578          $             1,623         $           5,201

Operating Income                  2002               $            10,567          $             2,879         $          13,446
                                  2001               $            11,849          $             2,642         $          14,491
                                  2000               $            13,368          $             2,135         $          15,503

Net Fixed Asset Expenditures      2002               $             3,219          $             2,925         $           6,144
                                  2001               $             6,330          $             2,236         $           8,566
                                  2000               $             5,191          $               911         $           6,102

Assets                            2002               $            85,166          $            19,812         $         104,978
                                  2001               $            79,700          $            19,040         $          98,740
                                  2000               $            76,462          $            21,565         $          98,027

RECONCILIATION TO CONSOLIDATED FINANCIAL DATA

IN THOUSANDS

                                                        2002                       2001                            2000
                                              =======================    =======================         =======================
Revenues:
Total for reportable segments                 $            89,513        $            87,180             $            87,234
Elimination of intersegment revenues                       (1,321)                    (1,269)                         (1,287)
                                              -----------------------    -----------------------         -----------------------
TOTAL CONSOLIDATED REVENUES                   $            88,192        $            85,911             $            85,947
                                              =======================    =======================         =======================

Depreciation Expense:
Total for reportable segments                 $             5,604        $             5,342             $             5,201
Unallocated corporate expenses                                 38                         33                              32
                                              -----------------------    -----------------------         -----------------------
TOTAL CONSOLIDATED DEPRECIATION
   EXPENSE                                    $             5,642        $             5,375             $             5,233
                                              =======================    =======================         =======================

Operating Income:
Total for reportable segments                 $            13,446        $            14,491             $            15,503
Unallocated corporate expenses                             (4,386)                    (3,500)                         (3,989)
                                              -----------------------    -----------------------         -----------------------
TOTAL CONSOLIDATED OPERATING
   INCOME                                     $             9,060        $            10,991             $            11,514
                                              =======================    =======================         =======================

Net Fixed Asset Expenditures:
Total for reportable segments                 $             6,144        $             8,566             $             6,102
Unallocated corporate expenditures                              -                         33                               2
                                              -----------------------    -----------------------         -----------------------
TOTAL CONSOLIDATED NET FIXED
   ASSET EXPENDITURES                         $             6,144        $             8,599             $             6,104
                                              =======================    =======================         =======================
Assets:
Total for reportable segments                 $           104,978        $            98,740             $            98,027
Prepaid pension asset from former operation                     -                      6,507                           5,904
Unallocated corporate assets                                1,828                      1,843                           1,843
                                              -----------------------    -----------------------         -----------------------
TOTAL CONSOLIDATED ASSETS                     $           106,806        $           107,090             $           105,774
                                              =======================    =======================         =======================



GEOGRAPHIC ANALYSIS OF NET LONG-LIVED ASSETS

IN THOUSANDS

                                                                                   OTHER FOREIGN
               UNITED STATES          FRANCE                NETHERLANDS            COUNTRIES                  TOTAL
               --------------------   -------------------   --------------------   ------------------------   ---------------
         2002  $            26,994    $       11,202        $          4,896       $            15,695        $    58,787
         2001               26,161             9,219                   4,457                    14,439             54,276
         2000               25,225             8,560                   5,089                    13,662             52,536

GEOGRAPHIC ANALYSIS OF REVENUES BASED ON LOCATION OF CUSTOMER

IN THOUSANDS

                                                                                          OTHER FOREIGN
                    UNITED STATES             FRANCE              NETHERLANDS             COUNTRIES                  TOTAL
                    -----------------------   -----------------   ---------------------   ------------------------   ---------------
       2002         $               45,273    $      6,390        $           9,536       $            26,993        $    88,192
       2001                         40,660           6,779                    8,880                    29,592             85,911
       2000                         41,703           7,440                    8,778                    28,026             85,947

The majority of Sylvan's Fresh Mushrooms Segment sales were to C And C Carriage Mushroom Company. C And C began purchasing and marketing all of Quincy's production in January 2000. C And C is not affiliated with Sylvan or any of its subsidiaries and the purchase and marketing contract, dated January 14, 2000, carries an initial term of five years.

No other single customer accounted for 10% or more of Sylvan's sales during the fiscal years ended December 29, 2002, December 30, 2001 or December 31, 2000. The majority of the company's $14.4 million in trade accounts receivable are from regional mushroom growers and composters. Approximately $2.2 million of the receivable is due from C And C and is partially secured by a letter of credit for $1.25 million.

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

9.  RELATED-PARTY TRANSACTIONS:

During fiscal years 2002, 2001 and 2000, a nonemployee director's business interests purchased spawn and spawn-related products at fair market value totaling $493,000, $589,000 and $621,000, respectively. These business interests purchased mushrooms and services at fair market value totaling $5,000 in 2001 from the company's subsidiaries.

                                                                     Schedule II

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                        VALUATION AND QUALIFYING ACCOUNTS

            FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001

                              AND DECEMBER 31, 2000

                                 (In Thousands)


                                              ----------Additions-----------
                          Balance at      Charged to                    Deductions                         Balance
                           Beginning      Costs and                        from                             at End
Description                of Period       Expenses      Recoveries    Reserves (a)        Other (b)      of Period
-----------------------------------------------------------------------------------------------------------------------
Year ended
   December 29, 2002-
     Allowance for
     doubtful
     accounts                 $440           $492             $0           ($194)              $57           $795
                              =====          =====            ===          ======              ====          ====


Year ended
   December 30, 2001-
     Allowance for
     doubtful
     accounts                 $497           $107             $0           ($125)              ($39)         $440
                              =====          =====            ===          ======              =====         ====


Year ended
   December 31, 2000-
     Allowance for
     doubtful
     accounts                 $826           $251             $0           ($558)              ($22)         $497
                              =====          =====            ===          ======              =====         ====

(a)    Represents uncollected accounts charged against the allowance.
(b)    Represents the effect of currency translation adjustments.