Form 10-K/A
period 2002-12-29
SYLVAN INC
filed 2003-04-28
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

Securities registered pursuant to                      Name of each exchange
    Section 12(b) of the Act:                           on which registered:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                   Yes                                 No  X
                                       ----                              ----

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

                    DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                   EXPLANATION

Set forth in this Form 10-K/A Amendment No. 1 are amendments relating to Items 10, 11, 12 and 13 of Part III of the Annual Report of Sylvan Inc. on Form 10-K for the fiscal year ended December 29, 2002. These items were not included in the original report because it was anticipated that the information would be provided in Sylvan's Proxy Statement to Shareholders to be filed within 120 days of the end of the registrant's 2002 fiscal year. However, the proxy statement will be filed and distributed later than initially planned because the registrant's board of directors recently postponed the annual meeting of shareholders. A new meeting date has not been set. In connection with these amendments, the registrant is also amending the Exhibit Index in Item 15(a)(3) to include the certifications required by 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

The following is a list of the names and ages of the directors of the company as of March 31, 2003, also indicating their principal occupations and the inception dates of service. There is no arrangement or understanding between any director and any other person pursuant to which he or she was selected, and no family relationship exists between the company's directors and officers.

                                                                     PRINCIPAL OCCUPATION OR
NAME AND AGE                  PRESENT POSITION WITH SYLVAN          EMPLOYMENT, IF DIFFERENT              DIRECTOR SINCE
------------                  ----------------------------          ------------------------              --------------
William L. Bennett (53)       Director                              Managing Director                          July 1994
                                                                    Monitor Group


Monir K. Elzalaki (47)        President of Sylvan                                                          December 1998
                              America, Inc.

Virgil H. Jurgensmeyer (73)   Director                              Chairman of J-M Farms, Inc.                June 1992
                                                                    and J-M Foods, Inc.

Nelson Obus (56)              Director                              President of Wynnefield                    June 2000
                                                                    Capital, Inc.

Dennis C. Zensen (64)         Chairman, President                                                             April 1989
                              and Chief Executive Officer


Mr. Bennett has been a partner and is director of global recruiting and managing director of Monitor Company Group, L.P., a strategy consulting firm and merchant bank headquartered in Cambridge, Massachusetts, since February 2000. Mr. Bennett has served, since August 1994, as a director of PlanVista Corporation, a leading provider of managed health care services, and, since 2002, as a director of Doctor Driven Systems, Inc., a nonpublic health care information company. He served as PlanVista's board chairman between December 1994 and December 1997 and as vice-chairman since then.

Mr. Elzalaki has served as president of the company's Sylvan America, Inc. spawn subsidiary in Pennsylvania since March 1992 and as president of the company's Nevada spawn subsidiary since December 1992.

Mr. Jurgensmeyer has served as chairman of the board of J-M Farms, Inc. (a grower and marketer of fresh mushrooms) since April 1979 and as chairman of the board of J-M Foods, Inc. (a producer and marketer of fresh-cut salads) since January 1991. Mr. Jurgensmeyer is owner and chairman of Mid-West Custom Mixing Co. (a mixer of rubber compounds), Miami Industrial Supply and Manufacturing Co. (a manufacturer of mushroom production equipment) and Miken Computer Co. (a retailer of personal computer hardware, software and services).

Mr. Obus has served as president of Wynnefield Capital, Inc. since November 1992 and as the managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management manages two partnerships and Wynnefield Capital, Inc. manages one partnership, all three of which invest in small-cap value U.S. public equities.

Mr. Zensen was elected chairman of Sylvan's board in July 1990 and has served as a director, president and chief executive officer of Sylvan since April 1989.

IDENTIFICATION OF EXECUTIVE OFFICERS

A description of the registrant's executive officers is included in Part I of its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors, executive officers and persons who own more than ten percent of a registered class of the company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Directors, executive officers and greater-than-ten-percent shareholders are required by Commission regulations to furnish the company with copies of all Section 16(a) forms that they file.

The company believes that all filing requirements applicable to its directors and executive officers were complied with in 2002. In making these disclosures, the company has relied solely on the written and oral representations of its directors and executive officers and copies of the reports that they filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                      ------------------------------------       ------------------------------
                                                                                 NUMBER OF SHARES
                                                              OTHER ANNUAL       UNDERLYING STOCK    ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR     SALARY     BONUS        COMPENSATION       OPTIONS GRANTED   COMPENSATION
---------------------------  ----     ------     -----        ------------       ---------------   ------------
Dennis C. Zensen             2002    $500,000   $150,000      $125,619 (b)                 --       $181,668 (e)
   President and Chief       2001     500,000    240,000       119,192 (b)                 --        174,219
   Executive Officer         2000     600,000    200,000       149,817 (b)             45,000        217,127


Monir K. Elzalaki            2002    $300,000    $65,000       $19,418 (b)                 --        $29,157 (e)
   President                 2001     289,583     65,000        11,837 (b)                 --         18,048
   Sylvan America, Inc.      2000     277,500     70,000        11,230 (b)             10,000         19,917


Michael A. Walton (a)        2002    $249,550         --       $29,000 (c)                 --        $19,465 (e)
   Managing Director         2001     241,500    $72,450            --                     --         18,837
   Sylvan Europe             2000     249,550     48,300            --                 15,000         14,973


Gary D. Walker               2002    $200,000    $30,000       $10,081 (b)                 --        $15,630 (e)
   President                 2001     200,000     30,000        28,910 (d)                 --         15,521
   Sylvan Bioproducts, Inc.  2000     185,000     30,000        55,501 (b)             10,000         80,207


Donald A. Smith              2002    $207,500    $30,000       $10,252 (b)                 --        $15,874 (e)
   Chief Financial Officer   2001     183,750     30,000        11,445 (b)                 --         17,351
                             2000     167,500     40,000         7,576 (b)             10,000         11,950

--------------

     a) Mr. Walton, a citizen and resident of the United Kingdom, is paid in British pounds. For the purposes of this report, his compensation for each of the three years was converted into U.S. dollars using a December 31, 2002 exchange rate of 1 pound sterling equal to $1.61.

     b) Reflects reimbursements for income taxes incurred as a result of contributions made by the company on behalf of the executive officer to its Nonqualified Target Benefit Annuity Purchase Program.

     c) Constitutes the difference between the exercise and market prices of stock options that Mr. Walton exercised during the year.

     d) Reflects Mr. Walker's recognition of the $18,750 difference between the exercise and market prices of stock options that he exercised during the year and of a $10,160 reimbursement for income taxes incurred as a result of contributions made by the company on his behalf to its Nonqualified Target Benefit Annuity Purchase Program.

     e)  Amounts reported for 2002 consist of the following:

                                                Zensen     Elzalaki        Walton       Walker        Smith
                                                ------     --------        ------       ------        -----
         Nonqualified target benefit
            annuity purchase premiums......... $180,396     $27,885            --      $14,358       $14,602
         401(k) plan company
           matching contributions.............    1,134       1,134            --        1,134         1,134
         Term life insurance premiums.........      138         138            --          138           138
         UK pension benefit plan
           contribution.......................       --          --       $19,465           --            --

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

                                                    NO. OF SHARES UNDERLYING         VALUE OF UNEXERCISED
                                                       UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                        SHARES                             AT  12/29/02                 AT 12/29/02 (b)
                       ACQUIRED         VALUE       --------------------------     -------------------------
NAME                 ON EXERCISE     REALIZED (a)   EXERCISABLE  UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
----                 -----------     ------------   -----------  -------------     ----------- -------------
Dennis C. Zensen            --             --          30,000        15,000          $51,750       $25,875
Monir K. Elzalaki           --             --          60,000         3,334           15,266         5,751
Michael A. Walton       10,000        $29,000          70,000         5,000           17,250         8,625
Gary D. Walker              --             --          66,666         3,334           32,749         5,751
Donald A. Smith             --             --          40,334         3,334           41,079         5,751


-------------

     (a) Reflects value before income taxes payable as a result of exercise.

     (b) The closing market price of Sylvan's common stock as of December 29, 2002 was $10.35 per share.

DEFINED BENEFIT PLAN DISCLOSURE

Sylvan has a defined benefit pension plan covering eligible salaried employees of its Sylvan America, Inc. and Sylvan Foods, Inc. subsidiaries, and former salaried employees of its closed Moonlight Mushrooms, Inc. subsidiary. The pension plan is funded solely by employer contributions, but the company ceased accruing benefits for the plan as of January 3, 1993. Annual pension benefits under the plan are determined by multiplying 1.25% times the employee's average salary as reported on such employee's Form W-2 over the five highest earnings years of service prior to January 3, 1993, times the employee's number of years of service prior to January 3, 1993. Pension benefits are not subject to deductions for Social Security benefits. Mr. Elzalaki and Mr. Walker are the only persons named in the Summary Compensation Table who have an accrued benefit under the plan. Mr. Elzalaki has two years of credited service as of January 3, 1993, and an accrued benefit of approximately $324 per month at age 65. Mr. Walker has six months of credited service and an accrued benefit of approximately $95 per month at age 65.

COMPENSATION OF DIRECTORS

Sylvan compensates each nonemployee director with an annual retainer of $10,000 and a payment of $2,000 for each board meeting attended and for each committee meeting attended. The directors as a group were paid $150,000 in total during 2002. Directors are also reimbursed for travel and other necessary business expenses incurred for attending meetings.

In addition, under the terms of the 1993 Stock Option Plan for Nonemployee Directors, each nonemployee director is automatically granted nonincentive options to purchase 10,000 shares of common stock on the first business day following the annual meeting at which such individual first becomes a Sylvan director. In addition, he or she is automatically granted nonincentive options to purchase 1,000 shares of common stock on the first business day following the day of each subsequent annual meeting of shareholders. The exercise price per share of the common stock underlying each option granted is the closing price of the common stock on the date of grant as reported on The Nasdaq Stock Market.

Directors who are employees of the company or its subsidiaries are eligible to participate in the company's 1990 Stock Option Plan. Members of the Stock Option and Compensation Committee are not eligible to participate in the 1990 Stock Option Plan while they are serving on the Committee.

             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                         CHANGE-IN-CONTROL ARRANGEMENTS

                   Messrs. Elzalaki, Smith, Walker and Zensen

Sylvan entered into employment continuation agreements with these executive officers in September 2002. The agreements are intended to provide for continuity of management if there is a change of control of Sylvan. They become effective whenever a "change of control" occurs. A "change of control" is defined in the agreements as:

         o when any "person," as defined in the Securities Exchange Act of 1934, acquires 51% or more of Sylvan's securities (with certain exceptions);

         o the completion of a tender offer to acquire 51% or more of the voting power of Sylvan's stock (with certain exceptions);

         o when 39% of Sylvan's directors are replaced without the approval of a majority of the existing directors or directors previously approved by the then existing directors;

         o any merger or business combination of Sylvan and another company, unless the outstanding voting securities of Sylvan prior to the transaction continue to represent at least a majority of the voting securities of the new company; or

         o any other transaction that Sylvan's board determines is a change of control with respect to the officers.

A "potential change of control" is defined as when:

         o any person acquires or announces an intention to acquire 51% or more of Sylvan's voting securities, except any offer that, if completed, would not constitute a change of control;

         o Sylvan enters into an agreement that would constitute a change of control; or

         o a solicitation of proxies for the election of directors is commenced by anyone other than Sylvan that, if successful, would effect a change of control.

Under the agreements, an executive is entitled to receive severance payments in either of the following situations:

         o Sylvan terminates the executive following a change of control or a potential change of control, other than for death, disability or for "cause" (as defined in the agreements); or

         o The executive terminates his or her employment for "good reason" (as defined in the agreements) following a change of control or a potential change of control.

If Messrs. Elzalaki, Smith or Walker becomes entitled to receive a severance payment, each will receive two times his then base salary paid over a two-year period. If Mr. Zensen becomes entitled to receive a severance payment, he will receive $1 million in a lump-sum payment. In addition, Mr. Zensen will be retained to serve as a consultant for two years commencing on his termination date. His fee for such services will be $480,000, payable in equal monthly installments over the two-year period.

If any payments made to an executive officer under the severance agreements are subject to the excise tax that the Internal Revenue Code imposes on excess parachute payments, Sylvan will pay the amounts due under the severance agreement and will "gross up" the executive officer's compensation for the excise tax, and for any federal, state and local income taxes applicable to the excise tax, and for tax penalties and interest.

Each executive officer will also be entitled to receive a lump-sum payment if he continues his employment with Sylvan during the period of time that begins on the date that a potential change of control occurs and ends on the date that a change of control occurs. Messrs. Elzalaki, Smith and Walker will receive $50,000 and Mr. Zensen will receive $100,000. Each executive officer will also receive the payment if his employment is terminated without cause (as defined in the agreements) before the change of control occurs or if he terminates his employment for good reason (as defined in the agreement) before the change of control occurs.

Sylvan will also continue to cover each executive under the company's welfare benefit plans for health care, life and accidental death and dismemberment insurance, and disability insurance for one year following the date of a covered termination. These benefits will be discontinued if the executive receives similar benefits from another employer. In addition, Sylvan will pay the executive's reasonable legal fees and expenses if he must hire a lawyer to enforce the agreement. As part of the agreements, the executives agree not to disclose or to use for their own purposes confidential and proprietary Sylvan information, and, for a period of two years following termination of employment, they agree not to compete with Sylvan or induce employees to leave Sylvan or to otherwise interfere with Sylvan's business.

                                   Mr. Walton

In April 1988, Mr. Walton entered into a Managers Service Agreement with White Queen Limited, a British company that Sylvan acquired in 1992. The agreement states that Mr. Walton is to serve as White Queen's general manager, be paid a salary of 24,000 pounds sterling per year and be provided with the use of an automobile. Mr. Walton's salary is to be reviewed each year with changes to be effective each January 1. He is to receive annual increases of no less than the proportional increase in the Retail Price Index published by England's Department of Employment or on the basis of increases in other published inflation measures, in the event that the Retail Price Index is no longer available.

The agreement also provides for Mr. Walton's participation in the company's fringe benefit programs, including its supplemental private medical benefits program. In addition, termination of Mr. Walton's employment must be with a minimum of three years notice, unless it is due to his mental incapacity, declaration of bankruptcy, conviction of a serious criminal offense, persistent and willful neglect or disregard of duties, refusal to carry out reasonable and proper instructions of the board of directors of the company, the commission of any action that is manifestly prejudicial to the company, or a material breach of the employment agreement.

STOCK OPTION AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Stock Option and Compensation Committee is composed of Messrs. Jurgensmeyer and Bennett, neither of whom is an executive officer of the company. During 2002, no executive officer of the company served on a compensation committee (or other board committee performing equivalent functions) or the board of directors of any entity related to any member of Sylvan's board of directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                                   (C)
                                          (A)                                               NUMBER OF SECURITIES
                                 NUMBER OF SECURITIES                (B)                  REMAINING AVAILABLE FOR
                                   TO BE ISSUED UPON          WEIGHTED-AVERAGE              FUTURE ISSUANCE UNDER
                                EXERCISE OF OUTSTANDING        EXERCISE PRICE OF            COMPENSATION PLANS
                                   OPTIONS, WARRANTS          OUTSTANDING OPTIONS,          (EXCLUDING SECURITIES
PLAN CATEGORY                         AND RIGHTS               WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                    --------------------        ----------------------      ------------------------
Equity Compensation Plans
Approved by Security Holders            791,469                       $11.29                     124,919 (1)

Equity Compensation Plans Not
Approved by Security Holders (2)             --                           --                          --

                                        -------                       ------                     -------
Total                                   791,469                       $11.29                     124,919

-------------

         (1) Consists of 112,919 shares available under the 1990 Stock Option Plan and 12,000 shares available under the 1993 Stock Option Plan for Nonemployee Directors as of December 29, 2002. Included in the total are options that became available due to the forfeiture or expiration of grants.

         (2)      All of Sylvan's equity plans were approved by shareholders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The only persons or firms known to the company that may be deemed to beneficially own five percent or more of Sylvan's common stock as of the dates in the footnotes are the following:

                                                   AMOUNT AND NATURE                  PERCENT OF
NAME AND ADDRESS                              OF BENEFICIAL OWNERSHIP (a)          COMMON STOCK (i)
----------------                              ---------------------------          ----------------
Wynnefield Capital Management, LLC                   1,068,886(b)                       20.8%
  450 Seventh Avenue
  New York, NY  10123

Dennis C. Zensen                                       694,128(c)                       13.5%
  333 Main Street
  Saxonburg, PA  16056

Steel Partners II, L.P.                                523,902(d)                       10.2%
  590 Madison Avenue
  New York, NY  10022

Dimensional Fund Advisors Inc.                         435,276(e)                        8.5%
  1299 Ocean Avenue
  Santa Monica, CA  90401

T. Rowe Price Associates, Inc.                         319,100(f)                        6.2%
  100 East Pratt Street
  Baltimore, MD  21202

Security Management Company, LLC                       277,200(g)                        5.4%
  700 SW Harrison Street
  Topeka, KS  66636

FMR Corp.                                              260,600(h)                        5.1%
  82 Devonshire Street
  Boston, MA  02109


------------

         a) Under regulations of the Securities and Exchange Commission, a person who directly or indirectly has or shares voting or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares. Investment power is the power to dispose of or direct the disposition of shares.

         b) Based on information reported by Wynnefield Capital Management, LLC on a Schedule 13F filed with the Securities and Exchange Commission on January 30, 2001.

         c)       Mr. Zensen owns these shares in joint tenancy with his wife.

         d) According to a Schedule 13D dated September 26, 2002, as of September 25, 2002, Steel Partners II beneficially owned all of the shares. Warren Lichtenstein, Chief Executive Officer of Steel Partners L.L.C., a general partner of Steel Partners II, L.P., is reported as the beneficial owner of the shares with sole voting and dispositive power with respect to the shares owned by Steel Partners II, by virtue of his authority to vote and dispose of such shares.

         e) According to a Schedule 13G dated February 3, 2003, Dimensional Fund Advisors Inc. (Dimensional), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds." In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over Sylvan's securities that are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

         f) According to a Schedule 13G dated February 14, 2003, these securities are owned by various individual and institutional investors to which T. Rowe Price Associates, Inc. (Price Associates) serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities. However, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

         g) According to a Schedule 13G dated February 12, 2002, that was filed on behalf of Security Management Company, LLC (SMC), a Kansas limited liability company, and/or certain investment advisory clients relating to their collective beneficial ownership of shares of Sylvan's common stock, SMC is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. As a result of its role as investment adviser, SMC may be deemed to be the beneficial owner of these securities of Sylvan and it has the sole power to dispose of the shares.

         h) According to a Schedule 13G dated February 14, 2002, Fidelity Management & Research Company (Fidelity), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly owned subsidiary of FMR Corp. and an investment adviser registered under
                  Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 260,600 shares, (or 5.1% of the company's common stock) as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d; FMR Corp., through its control of Fidelity and the funds each has sole power to dispose of the 260,600 shares owned by the funds. Neither FMR Corp. nor Edward C. Johnson 3d, chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' boards of trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' board of trustees. Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49.0% of the voting power of FMR Corp. Mr. Johnson owns 12.0% and Abigail P. Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson is chairman of FMR Corp. and Abigail P. Johnson is a director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

         i) Based on 5,131,131 shares of the company's common stock issued and outstanding on March 31, 2003.

SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth the following information as of March 31, 2003. Unless otherwise described in the footnotes, each named person has sole voting and investment power as to all shares listed opposite his name.

                                                          SHARES OF BENEFICIALLY OWNED COMMON STOCK
                                                          -----------------------------------------
                                                DIRECT         OTHER              RIGHT TO       PERCENT OF
NAME                                          OWNERSHIP      OWNERSHIP           ACQUIRE (d)    OUTSTANDING (e)
----                                          ---------      ---------           -----------    ---------------
Dennis C. Zensen                              694,128(a)            --              30,000           14.1%
William L. Bennett                              6,000            2,880(b)           17,000            *
Monir K. Elzalaki                              11,061               --              60,000            *
Virgil H. Jurgensmeyer                         20,000               --              10,000            *
Nelson Obus                                        --        1,068,886(c)           12,000           21.1%
Donald A. Smith                                    --               --              40,334            *
Gary D. Walker                                  4,130               --              66,666            *
Michael A. Walton                               5,000               --              70,000            *
All of the above and all other executive      744,419        1,071,766             330,999           41.8%
officers as a group (f)


-----------

         *        Less than 5%

         a)       Owned in joint tenancy by Mr. Zensen with his wife.

         b) Includes 2,000 shares held in Mr. Bennett's 401(k) account and 880 shares held by trusts for the benefit of Mr. Bennett's children, with respect to which he disclaims beneficial ownership.

         c) Mr. Obus is president of Wynnefield Capital, Inc. and a managing member of Wynnefield Capital Management, LLC. Both companies have indirect beneficial ownership in securities held in the name of Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P.I. and Wynnefield Small Cap Value Offshore Fund, Ltd., which, combined, own all of the indicated shares.

         d) Consists of shares that are subject to options exercisable within 60 days of the record date.

         e) Based on 5,131,131 shares of the company's common stock issued and outstanding on the record date.

         f)       Ten persons, including those named.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002, various mushroom business interests of Mr. Jurgensmeyer, a member of the company's board, purchased spawn and compost supplements at fair market value totaling $493,000.


ITEM 14.  CONTROLS AND PROCEDURES

Sylvan's principal executive officer and its principal financial officer, based on an evaluation date within 90 days of the filing date of this Amendment No. 1, have concluded that Sylvan's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(e) and 15d-14(c)) are adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

There were no significant changes in Sylvan's internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date of the evaluation.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

The registrant is also amending the Exhibit Index in Item 15 to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 99.1.

(A)(3).  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

99.1 Statement of Dennis C. Zensen, chairman, president and chief executive officer of Sylvan Inc., and Donald A. Smith, chief financial officer of Sylvan Inc., as required by Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SYLVAN INC.

April 28, 2003                                     By:  /s/ FRED Y. BENNITT
                                                        ----------------------
                                                        Fred Y. Bennitt
                                                        Secretary/Treasurer

                                 CERTIFICATIONS

I, Dennis C. Zensen, hereby certify that:

1.       I have reviewed this Amendment No. 1 on Form 10-K/A of Sylvan Inc.;

2. Based on my knowledge, this Amendment No.1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1;

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 (the "Evaluation Date"); and

         c) presented in this Amendment No. 1 our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Amendment No. 1 whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 28, 2003                              /s/  DENNIS C. ZENSEN
                                            --------------------------
                                            Chairman of the Board, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)

I, Donald A. Smith, hereby certify that:

1.       I have reviewed this Amendment No. 1 on Form 10-K/A of Sylvan Inc.;

2. Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1;

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No.1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 (the "Evaluation Date"); and

         c) presented in this Amendment No. 1 our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Amendment No. 1 whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 28, 2003                                 /s/  DONALD A. SMITH
                                               --------------------------
                                               Chief Financial Officer
                                               (Principal Financial Officer)