Form 10-Q
period 2003-03-31
SYLVAN INC
filed 2003-05-14
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003


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

                                       Yes   X               No
                                           -----                -----


Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2).


                                       Yes                   No   X
                                           -----                -----


   Number of shares of common stock outstanding as of May 1, 2003...5,131,131

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX


                                                                                        Page No.
                                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  March 30, 2003 and December 29, 2002......................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended March 30, 2003 and March 31, 2002...................................5

                  Condensed Consolidated Statements of Cash Flows, Three Months
                  Ended March 30, 2003 and March 31, 2002...................................6

                  Notes to Condensed Consolidated Financial Statements,
                  March 30, 2003............................................................7

         Item 2.  Management's Discussion and Analysis.....................................13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............17

         Item 4.  Controls and Procedures..................................................17


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings.......................................................17

         Item 5.   Other Information ......................................................18

         Item 6.   Exhibits and Reports on Form 8-K........................................19

         Signatures........................................................................22

         Certifications....................................................................23

         Index to Exhibits.................................................................25

         Exhibit 99 .......................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1.               CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)


                                                                 March 30, 2003    December 29, 2002
                                                                 --------------    -----------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $   6,857          $   5,624
  Trade accounts receivable, net of allowance
    for doubtful accounts of $832 and $795, respectively             14,187             14,399
  Inventories                                                        12,578             11,425
  Prepaid income taxes and other expenses                             1,509              1,495
  Other current assets                                                1,497              1,494
------------------------------------------------------------------------------- ------------------

    Total current assets                                             36,628             34,437

Property, plant and equipment, net                                   58,878             58,787

Intangible assets, net of accumulated amortization
    of $4,849 and $4,691, respectively                               12,579             12,321

Other assets, net of accumulated amortization
    of $622 and $597, respectively                                    1,062              1,261
------------------------------------------------------------------------------- ------------------

TOTAL ASSETS                                                      $ 109,147          $ 106,806
=============================================================================== ==================

   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)

                                                                March 30, 2003    December 29, 2002
                                                                --------------    -----------------
                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                               $     186          $     223
  Accounts payable - trade                                            4,115              3,895
  Accrued salaries, wages and employee benefits                       2,191              2,771
  Other accrued liabilities                                           1,421              1,413
  Income taxes payable                                                1,478              1,545
--------------------------------------------------------------------------------------------------

    Total current liabilities                                         9,391              9,847
--------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                    39,147             38,162
--------------------------------------------------------------------------------------------------

Other long-term liabilities:
  Other employee benefits                                             9,507              9,538
  Other                                                                 279                256
--------------------------------------------------------------------------------------------------

    Total other long-term liabilities                                 9,786              9,794
--------------------------------------------------------------------------------------------------

Minority interest                                                     1,788              1,741

SHAREHOLDERS' EQUITY:
  Common stock, voting, par value $0.001, 10,000,000
    shares authorized, 6,728,405 shares issued at
    March 30, 2003 and December 29, 2002                                  7                  7
  Additional paid-in capital                                         17,284             17,284
  Retained earnings                                                  65,798             64,965
  Less:  Treasury stock at cost, 1,597,274 shares at
    March 30, 2003 and December 29, 2002                            (16,669)           (16,669)

  Accumulated other comprehensive deficit                           (17,385)           (18,325)
--------------------------------------------------------------------------------------------------

  Total shareholders' equity                                         49,035             47,262
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                        $ 109,147          $ 106,806
==================================================================================================





   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)

                                                               --------Three Months Ended---------
                                                               March 30, 2003       March 31, 2002
                                                               --------------       --------------
NET SALES                                                        $    22,382          $    20,918
-----------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                       13,791               12,078
  Selling, administration, research and development                    5,302                5,171
  Depreciation                                                         1,557                1,394
-----------------------------------------------------------------------------------------------------
                                                                      20,650               18,643
-----------------------------------------------------------------------------------------------------

OPERATING INCOME                                                       1,732                2,275

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COSTS                                    422                  430

OTHER INCOME                                                               4                    3
-----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                             1,314                1,848

PROVISION FOR INCOME TAXES                                               434                  610
-----------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                    880                1,238

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                               47                   22
-----------------------------------------------------------------------------------------------------


NET INCOME                                                       $       833          $     1,216
=====================================================================================================


NET INCOME PER SHARE - BASIC                                     $      0.16           $     0.22
=====================================================================================================


NET INCOME PER SHARE - DILUTED                                   $      0.16           $     0.22
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                    5,131,131            5,432,052
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES                                     5,144,419            5,481,924
=====================================================================================================



   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)

                                                                      ------ Three Months Ended ------
                                                                      March 30, 2003    March 31, 2002
                                                                      --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $    833         $  1,216
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                        1,610            1,448
       Employee benefits                                                     (673)            (779)
       Trade accounts receivable                                              413              (94)
       Inventories                                                           (958)            (651)
       Prepaid expenses and other assets                                      216            2,404
       Accounts payable and accrued liabilities                                71              189
       Income taxes payable                                                   (67)             446
       Other                                                                   67              168
-----------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                            1,512            4,347
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                             (813)            (981)
-----------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                 (813)            (981)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                        (66)          (2,133)
  Net borrowings (repayments) under revolving credit line                     411             (400)
  Proceeds from exercise of stock options                                      --              220
  Purchase of treasury shares                                                  --             (268)
-----------------------------------------------------------------------------------------------------

       Net cash provided by (used in) financing activities                    345           (2,581)
-----------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                              189              (88)
-----------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   1,233              697

CASH AND CASH EQUIVALENTS, beginning of period                              5,624            5,072
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                 $  6,857         $  5,769
=====================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                                          $    716         $    687
  Income taxes paid                                                           417              451






   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SYLVAN INC. AND SUBSIDIARIES
                                 MARCH 30, 2003
                                   (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      General

      These condensed consolidated financial statements of Sylvan Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company's Annual Report to Shareholders and its Form 10-K, as amended, for the year ended December 29, 2002. The condensed consolidated December 29, 2002 balance sheet was derived from the audited balance sheet, included in the most recent Form 10-K, as amended.

      Cash

      The company had a French-franc denominated loan of FF16.2 million ($2.2 million) that was repaid in January 2002.

      Inventories

      Inventories at March 30, 2003 and December 29, 2002 consisted of the following:


             (in thousands)                                              March 30, 2003           December 29, 2002
                                                                         --------------           -----------------

             Growing crops and compost material                             $   5,632                $   4,975
             Stores and other supplies                                          2,135                    2,039
             Finished products                                                  4,811                    4,411
                                                                               ------                   ------
                                                                            $  12,578                $  11,425
                                                                            =========                =========

      Earnings Per Common Share

      Earnings per share were calculated using the weighted average number of shares outstanding during the period, including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,365,081 shares of the company's common stock have been granted and options for a total of 583,612 of these shares have been exercised as of March 30, 2003.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three months ended March 30, 2003 and March 31, 2002:

                                                                               Three Months Ended
                                                                       March 30, 2003         March 31, 2002
                                                                       --------------         --------------
             Net income (in thousands)                                    $     833             $    1,216
                                                                          =========             ==========

             Earnings per common share - basic                            $    0.16             $     0.22
                                                                          =========             ==========
             Earnings per common share - diluted                          $    0.16             $     0.22
                                                                          =========             ==========

             Common shares - basic                                        5,131,131              5,432,052
             Effect of dilutive securities:  stock options                   13,288                 49,872
                                                                          ---------             ----------
             Common shares - diluted                                      5,144,419              5,481,924
                                                                          =========             ==========

      Options to purchase approximately 618,000 and 298,000 shares of common stock in the three months ended March 30, 2003 and March 31, 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the company's common shares for the respective periods.

      Intangible Assets

      Sylvan's intangible assets, which relate solely to its Spawn Products Segment, are as follows:

                                      Gross Carrying Amount               Accumulated Amortization
                                                        Cultures                           Cultures
      (in thousands)                Goodwill            and Other        Goodwill          and Other            Net
                                    --------            ---------        ---------         ----------         --------
      December 29, 2002             $ 15,998            $  1,014         $  (4,262)         $   (429)         $ 12,321
      Additions                           --                  --                --               (32)              (32)
      Currency Translation               416                  --              (126)               --               290
                                    --------            --------         ---------          ---------         --------
      March 30, 2003                $ 16,414            $  1,014         $  (4,388)         $    (461)        $ 12,579
                                    ========            ========         =========          =========         ========

      The remaining useful lives of the cultures range from eight to eleven years and the other intangible assets range from three to six years.

      Amortization expense for intangible assets was $32,000 for the three months ended March 30, 2003. Estimated amortization expense for the remainder of 2003 and the five succeeding years is as follows:

      (in thousands)
                               2003 (remainder)               $    95
                               2004                               122
                               2005                                67
                               2006                                67
                               2007                                65
                               2008                                59

2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998 and amended, in part, December 29, 2002. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. The maximum aggregate outstanding balance will decline over the life of the agreement as follows:

                                                      Maximum Aggregate
                   Period Beginning                  Outstanding Balance
                   ----------------                  -------------------
                    August 6, 2003                      $50.0 million
                    August 6, 2004                       45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On March 30, 2003, the company had outstanding borrowings under the agreement of $38.0 million. The revolving credit loans mature on August 5, 2005.

      The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

      The company has several additional loan obligations. The outstanding balances related to these loans totaled approximately $1.3 million as of March 30, 2003 and $1.4 million as of December 29, 2002. Interest rates on these loans vary.


3.    COMPREHENSIVE INCOME:

       Comprehensive income consisted of the following:

                                                                              Three Months Ended
       (in thousands)                                                 March 30, 2003        March 31, 2002
                                                                      --------------        --------------

       Net income                                                        $   833               $ 1,216
       Other comprehensive income:
          Foreign currency translation adjustment                            935                  (424)
          Unrealized income on derivatives
             and qualified cash flow hedges, net of tax of
             $3 and $47, respectively                                          5                    92
                                                                         -------               -------
                                                                         $ 1,773               $   884
                                                                         =======               =======

      The components of accumulated other comprehensive deficit consist of the following:

       (in thousands)                                               March 30, 2003           December 29, 2002
                                                                    --------------           -----------------
       Unrealized losses on derivatives and
          qualified cash flow hedges, net of tax of $438
          and $441, respectively                                       $    (850)                $    (855)

       Foreign currency translation adjustments                           (7,023)                   (7,958)

       Minimum pension liability adjustment,
          net of tax of $4,902                                            (9,512)                   (9,512)
                                                                       ---------                 ---------
       Total accumulated other comprehensive deficit                   $ (17,385)                $ (18,325)
                                                                       =========                 =========

      Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and will mature at various times through August 2007. The fair value of these contracts is recorded in the balance sheet, with the offset to "Accumulated Other Comprehensive Deficit," net of tax. Based on interest rates at March 30, 2003, the company expects to expense $36,000 in the next 12 months related to derivative instruments.


4.    BUSINESS SEGMENT INFORMATION:

      Sylvan is a worldwide producer and distributor of products for the mushroom industry, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: Spawn Products, which includes spawn-related products, services and bioproducts; and Fresh Mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter ended March 30, 2003, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the December 29, 2002 financial statements.


                                                   Three                Spawn           Fresh            Total
                                                   Months              Products       Mushrooms        Reportable
       (in thousands)                              Ended               Segment         Segment          Segments
                                                   -----               -------         --------         --------
       Total revenues                               2003              $ 15,452         $  7,258         $ 22,710
                                                    2002                15,006            6,239           21,245

       Intersegment revenues                        2003                   328               --              328
                                                    2002                   327               --              327

       Operating income                             2003                 2,237              853            3,090
                                                    2002                 2,566              816            3,382



       Reconciliation to Consolidated Financial Data:

                                                                              Three Months Ended
       (in thousands)                                                  March 30, 2003        March 31, 2002
                                                                       --------------        --------------
       Total revenues for reportable segments                             $ 22,710              $ 21,245
       Elimination of intersegment revenues                                   (328)                 (327)
                                                                          --------              --------
       Total consolidated revenues                                        $ 22,382              $ 20,918
                                                                          ========              ========


       Total operating income for reportable segments                     $  3,090              $  3,382
       Unallocated corporate expenses                                       (1,358)               (1,107)
       Interest expense, net                                                  (422)                 (430)
       Other income                                                              4                     3
                                                                          --------              --------
       Consolidated income before income taxes                            $  1,314              $  1,848
                                                                          ========              ========


5.   STOCK OPTIONS:

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

                                                                                Three Months Ended
     (in thousands except per share data)                               March 30, 2003         March 31, 2002
                                                                        --------------         --------------
     Net income as reported                                                $    833              $   1,216
         Total stock-based employee compensation determined
             under fair value method for all awards, net of tax
             benefit of $16 and $28 for 2003 and 2002, respectively        $    (32)             $     (58)
                                                                           --------              ---------

     Pro forma net income                                                  $    801              $   1,158
                                                                           ========              =========

     Basic earnings per share
             As reported                                                   $   0.16              $    0.22
                                                                           ========              =========
             Pro forma                                                     $   0.16              $    0.21
                                                                           ========              =========

     Diluted earnings per share
             As reported                                                   $   0.16              $    0.22
                                                                           ========              =========
             Pro forma                                                     $   0.16              $    0.21
                                                                           ========              =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 2002: risk-free interest rates of 3.17%; no expected dividend yields; expected lives of 8.0 years; expected volatility of 34%. No new grants have been made in 2003.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                          SYLVAN INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS (Three Months Ended March 30, 2003 and March 31, 2002)

CONSOLIDATED REVIEW

Net Sales

        (in thousands)                     2003            2002            % Change
                                           ----            ----            --------
         Net sales                       $ 22,382        $ 20,918              7

Net sales increased 7% to $22.4 million, when compared with $20.9 million for the corresponding 2002 quarter. Net sales of the Fresh Mushrooms Segment increased $1.0 million, or 16.3%, while net sales of the Spawn Products Segment increased $0.4 million, or 3.0%. On average, for the first quarter of 2003, the U.S. dollar was approximately 22% weaker, when measured against the company's applicable foreign currencies, than for the first quarter of 2002. The weakening had the effect of increasing sales and operating income during the 2003 period, as compared with the corresponding 2002 period, by approximately $2.4 million and $260,000, respectively. Overseas sales, as a percentage of net sales, were 49% in the quarter ended March 30, 2003 and 50% in the quarter ended March 31, 2002.

Operating Costs and Expenses

       (in thousands)                       2003              2002           % Change
                                            ----              ----           --------
        Cost of sales                    $ 13,791          $ 12,078               14
        Selling, administration,
           research and development         5,302             5,171                3
        Depreciation                        1,557             1,394               12

The company's cost of sales, expressed as a percentage of net sales, was 61.6% for the first quarter of 2003, as compared with 57.7% for the first quarter of 2002. The cost of sales percentage increased in both the Fresh Mushrooms and Spawn Products Segments as detailed in the Business Segments presentation. Selling, administration, research and development expenses were $5.3 million for the March 30, 2003 quarter and $5.2 million for the March 31, 2002 quarter and were 23.7% and 24.7% of net sales, respectively.

The company recorded a net periodic pension expense of $167,500 during the quarter ended March 30, 2003 from a pension plan of a former subsidiary as compared with a net periodic pension benefit of $37,500 for the quarter ended March 31, 2002. This increase in expense related to poor plan asset performance and a decrease in the plan's discount rate assumption.

Interest Expense

Net interest expense for the first quarter of 2003 decreased to $422,000 from $430,000 for the first quarter of 2002. The effective interest rate for the first quarter of 2003 was 4.4%, as compared with 4.6% for the first quarter of 2002. The company recorded interest income of $35,000 in the first quarter of 2003 and $46,000 in the first quarter of 2002 related to SFAS No. 133. The effective borrowing rates, excluding the effect of SFAS No. 133, were 4.8% for the quarter ended March 30, 2003 and 5.1% for the quarter ended March 31, 2002. During the 2003 quarter, the company had $20.0 million of variable-to-fixed interest rate swaps in place to manage interest rate risk that increased the average borrowing rate 1.53%. During 2002, $15 million of swaps increased the average borrowing rate 1.47%.

Income Tax Expense

The effective income tax rate for the first quarter of 2003 and for the corresponding 2002 quarter was 33%.

BUSINESS SEGMENTS

Spawn Products

        (in thousands)                         2003              2002          % Change
                                               ----              ----          --------
        Sales, including intersegment       $ 15,452          $ 15,006              3
        Operating expenses                    13,215            12,440              6
        Operating income                       2,237             2,566            (13)

Net sales of spawn and spawn-related products were $15.5 million for the current quarter, a 3.0% increase as compared with net sales of $15.0 million for the corresponding 2002 quarter. The weaker U.S. dollar had the effect of increasing sales on a quarter-over-quarter comparison by $2.4 million. Spawn product sales volume decreased 7.0%, with a 1.2% decrease in the Americas and a 10.1% decrease in overseas markets. Most of the volume decrease in the overseas markets was associated with a reduction in sales to French and U.K. mushroom growers. Sales of disease-control agents and nutritional supplements increased 3.2% and accounted for 14.7% of Sylvan's consolidated net sales for the quarter ended March 30, 2003.

The overseas U.S. dollar equivalent selling price was 20.5% higher during the first quarter of 2003, as compared with the corresponding quarter of 2002, primarily due to the weakening of the U.S. dollar. The overseas local currency selling prices decreased by approximately 1%. The selling price in the Americas decreased 4.6% as adjustments were made to the pricing structure in order to compete with the lower-priced spawn offerings of other suppliers.

Operating expenses were $13.2 million for the first quarter of 2003, a 6.2% increase when compared with the first quarter of 2002. Within operating expenses, cost of sales was 56.3% of net sales, as compared with 52.8% for the corresponding 2002 quarter. Spawn production in the overseas markets was 16.4% lower than for the first quarter of 2002, spreading costs that are primarily fixed in nature over fewer units. The overall discard rate for spawn production was 4.6% for both the first quarter of 2003 and for the corresponding quarter of 2002. The remaining operating expenses were $4.5 million during the first quarters of 2003 and 2002. Operating income for the first quarter of 2003 was $2.2 million, as compared with $2.6 million for the corresponding 2002 quarter. Operating income, as a percentage of net sales, was 14.5% for the first quarter of 2003, as compared with 17.1% for the first quarter of 2002. Operating income was positively impacted by the weakening of the U.S. dollar, with an effect of approximately $260,000. The company's Bioproducts division recorded operating income of $11,000 for the first quarter of 2003. This is an improvement of approximately $150,000 over the operating loss recorded for the first quarter of 2002.

Fresh Mushrooms

        (in thousands)                      2003              2002           % Change
                                            ----              ----           --------
        Sales                            $  7,258          $  6,239              16
        Operating expenses                  6,405             5,423              18
        Operating income                      853               816               5

Net sales of fresh mushrooms increased during the current quarter to $7.3 million, as compared with $6.2 million for the corresponding period of 2002. The Fresh Mushrooms Segment had an 8.3% increase in the number of pounds sold and the average selling price per pound was virtually unchanged. Quincy Farms experienced an improvement in the quality of its mushrooms and an increase in its yield per square foot.

Quincy sold $0.8 million of ready-to-grow mushroom compost to its satellite farms and purchased $1.3 million of high-quality mushrooms from the satellites for immediate resale to its third-party wholesaler during the first quarter of 2003. By comparison, Quincy sold $0.3 million of ready-to-grow mushroom compost to its satellite farms and purchased $0.6 million of high-quality mushrooms in the first quarter of 2002.

The cost of sales was $5.1 million, or 70.2% of net sales, for the quarter ended March 30, 2003, as compared with $4.2 million, or 66.7%, for the 2002 first quarter. The increase in the cost of sales percentage was primarily due to the increase in the purchase of mushrooms from the satellite farms. The increased sale of ready-to-grow mushroom compost to the satellite farms contributed to the improved financial results. The Fresh Mushrooms Segment operating income for the quarter was $0.9 million, or 11.8% of net sales, and was 4.5% greater than the amount reported for the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 30, 2003 was $1.5 million, as compared with $4.3 million for the corresponding quarter of 2002. During the first quarter of 2002, the company reduced "Other Current Assets" by approximately $2.2 million due to the release of cash that had been collateralized to support a loan from a European bank. This loan was repaid in the first quarter of 2002.

Cash used by investing activities was $0.8 million for the three months ended March 30, 2003, as compared with $1.0 million used during the corresponding period of 2002. During the 2003 quarter, approximately $0.4 million was expended on growth opportunities, primarily for the satellite farms at Quincy.

Total capital expenditures in 2003 are expected not to exceed $4.0 million, with additional expenditures as required for any acquisitions or new initiatives. The company routinely assesses its requirements for additional capital investments and believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $17.0 million as of March 30, 2003. Term and revolving credit increased by $1.0 million during the three months ended March 30, 2003, as compared with a decrease of $2.5 million during the corresponding quarter of 2002. Most of the 2002 decrease related to the repayment of a European bank loan supported by the cash deposit mentioned earlier.

No shares of Sylvan common stock were purchased during the first quarter of 2003. The share purchase program was suspended due to the nonbinding indication of interest detailed in Item 5.

CRITICAL ACCOUNTING POLICIES

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates, and assumptions include the accounting for derivatives, environmental matters, the testing of goodwill and other intangible assets for impairment, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will differ from those estimates and assumptions that are used to prepare the company's financial statements. Despite these inherent limitations, management believes that Management's Discussion and Analysis (MD&A) and the financial statements and related footnotes provide a fair presentation. A discussion of the judgments and uncertainties associated with accounting for derivatives can be found in the Market Risks section of the MD&A included in the company's Form 10-K, as amended.

A summary of the company's significant accounting policies is included in Note 1 to the Consolidated Financial Statements, included with the Form 10-K, as amended, filed with the Securities and Exchange Commission for the year ended December 29, 2002. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

References are made in this report to expectations regarding capital expenditures, share repurchases, future cash availability and the future performance of the company, in general. These "forward-looking statements" are based on currently available competitive, financial and economic data and the company's operating plans, but they are inherently uncertain. Events could turn out to be significantly different from what is expected, depending upon such factors as mushroom growing process inconsistencies, specific pricing or product initiatives of the company's competitors and competitive conditions in the mushroom market in general, changes in currency and exchange risks, a loss of a major customer, fluctuations of the values of the assets in the defined benefit plan of a former subsidiary of the company, or changes in a specific country's or region's political or economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented under this item in the company's Form 10-K, as amended, for the fiscal year ended December 29, 2002 has not changed materially. Information relating to the sensitivity to foreign currency exchange rate changes of the company's firmly committed sales transactions, in addition to what is presented in Item 2 of this filing, is omitted because it is an immaterial portion of total sales.

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Sylvan's chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of March 25, 2003, and they concluded that these controls and procedures are effective.

(b)      Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 25, 2003.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 30, 2003, May 7, 2003 and May 8, 2003, Sylvan and the six members of its board of directors, as individuals, were served with notice that they were named as defendants in a total of five lawsuits that were filed in the District Court of Clark County, Nevada; the Court of Common Pleas, Butler County, Pennsylvania; and the District Court of Washoe County, Nevada, respectively. All of the suits are putative class actions filed by and on behalf of Sylvan's shareholders. They allege that the defendants breached their fiduciary duties and have conflicts of interest in connection with the board's undertaking of an assessment of a recently received nonbinding indication of interest to acquire Sylvan's shares. The company has retained outside counsel and is evaluating the plaintiffs' claims.

There are no other pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 5. OTHER INFORMATION

SHAREHOLDER PROPOSALS FOR THE 2003 ANNUAL MEETING OF SHAREHOLDERS

Rule 14a-8 under the Securities Exchange Act of 1934, as amended, requires that a shareholder intending to submit a proposal to be considered at a company's annual meeting notify the company not less than 120 calendar days before the date of the proxy statement that the company released to shareholders the previous year, or, if the date of the annual meeting has been changed by more than 30 days from the date of the previous year's meeting, a reasonable time before the company begins to print and mail the proxy statement for the current year's annual meeting. In addition, the advanced notice provisions in the company's bylaws require that a shareholder intending to submit a proposal or nominate directors must give written notice to the company's secretary at least 30 days, but not more than 60 days, prior to the meeting; provided, however, that in the event that less than 40 days notice or prior public disclosure of the date of the annual meeting is given to shareholders, notice must be received from the shareholder no later than the close of business on the tenth day following the date on which notice of the date of the current annual meeting is mailed or the date on which the company first publicly announces the date of the current annual meeting.

On April 16, 2003, the company announced the receipt of a nonbinding indication of interest from a group of Sylvan Inc. senior officers and private investors to acquire shares of its common stock for $11.00 per share in cash. Sylvan's board of directors established a special committee of independent directors to evaluate the indication of interest and to assess a course of action that is in the best interest of the company and its shareholders. On April 21, 2003, the company announced that its board of directors had postponed the 2003 annual meeting to provide the committee with sufficient time to evaluate the indication of interest. A new date for the meeting has not been selected, but the company anticipates that the meeting will be held after June 30, 2003, which will be more than 30 days after the date of its 2002 annual meeting. The company will notify its shareholders when it selects a date for the 2003 annual meeting and the dates on which any shareholder proposals must be received in order to be properly brought before the 2003 annual meeting.

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

         10.40 Collective Bargaining Agreement, dated January 21, 2001, between Quincy Corporation and the United Farm Workers of America, AFL-CIO (Exhibit 10.40 to the company's Form 10-K for the year ended December 31, 2000*)

         10.41 Letter dated October 12, 2001 from Mellon Bank, advising the company of Mellon's assignment and transfer to Citizens Financial Group, Inc. of all of Mellon's right, title and interest in and to the Revolving Credit Agreement, dated August 6, 1998, between the company and Mellon (Exhibit 10.41 to the company's Form 10-K filed for the year ended December 30, 2001*)

         10.43 Employment Continuation Agreement with Dennis C. Zensen, dated September 24, 2002 (Exhibit 10.43 to the company's Form 10-Q filed for the quarter ended September 29, 2002**)

         10.44 Employment Continuation Agreement with Monir K. Elzalaki, dated September 21, 2002 (Exhibit 10.44 to the company's Form 10-Q filed for the quarter ended September 29, 2002**)

         10.45 Employment Continuation Agreement with Donald A. Smith, dated September 19, 2002 (Exhibit 10.45 to the company's Form 10-Q filed for the quarter ended September 29, 2002**)

         10.46 Employment Continuation Agreement with Gary D. Walker, dated September 24, 2002 (Exhibit 10.46 to the company's Form 10-Q filed for the quarter ended September 29, 2002**)

         10.47 Manager's Service Agreement with Michael A. Walton, dated April 17, 1988 (Exhibit 10.47 to the company's Form 10-Q filed for the quarter ended September 29, 2002**)

         10.48 Amendment No. 1 to Revolving Credit Agreement, dated as of December 29, 2002, among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) BV, a Dutch corporation, the banks listed on the signature page and Citizens Bank of Pennsylvania, as agent for the Banks and for the Issuing Bank under the Original Agreement (Exhibit 10.48 to the company's Form 10-K for the year ended December 29, 2002*)

         11 Statement re computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein

         99 Statement of Dennis C. Zensen, chairman, president and chief executive officer of Sylvan Inc. and Donald A. Smith, chief financial officer of Sylvan Inc., as required by Section 906 of the Sarbanes-Oxley Act of 2002

------------------

*    Incorporated by reference.
**   Management contract.

(b)  Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      May 14, 2003                      SYLVAN INC.
      ----------------------


                                             By:  /s/  DONALD A. SMITH
                                                -------------------------------
                                                       Donald A. Smith
                                                       Chief Financial Officer


                                             By:  /s/  FRED Y. BENNITT
                                                -------------------------------
                                                       Fred Y. Bennitt
                                                       Secretary/Treasurer

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


May 14, 2003                                    /s/  DENNIS C. ZENSEN
                                                --------------------------
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

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


May 14, 2003                                      /s/  DONALD A. SMITH
                                                  --------------------------
                                                  Chief Financial Officer
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

   10.43      Employment Continuation Agreement with Dennis C. Zensen, dated September 24, 2002*                 (h)

   10.44      Employment Continuation Agreement with Monir K. Elzalaki, dated September 21, 2002*                (h)

   10.45      Employment Continuation Agreement with Donald A. Smith, dated September 19, 2002*                  (h)

   10.46      Employment Continuation Agreement with Gary D. Walker, dated September 24, 2002*                   (h)

   10.47      Employment Continuation Agreement with Michael A. Walton, dated April 17, 1988*                    (h)

   10.48      Amendment No. 1 to Revolving Credit Agreement, dated as of December 29, 2002, among Sylvan Inc., a Nevada corporation, Sylvan Foods (Netherlands) BV, a Dutch corporation, the banks listed on the signature page and Citizens Bank of
              Pennsylvania, as agent for the Banks and for the Issuing Bank under the Original
              Agreement                                                                                          (i)

   99         Statement of Dennis C. Zensen, chairman, president and chief executive officer of
              Sylvan Inc. and Donald A. Smith, chief financial officer of Sylvan Inc., as required
              by Section 906 of the Sarbanes-Oxley Act of 2002                                                   27


------------------

     (a) This exhibit was previously filed with the company's Form 10-Q for the quarter ended October 3, 1999 and is incorporated herein by reference.

     (b) This exhibit was previously filed with the company's Form 10-K for the year ended January 3, 1993 and is incorporated herein by reference.

     (c) This exhibit was previously filed with the company's Form 10-K for the year ended January 2, 1994 and is incorporated herein by reference.

     (d)  This exhibit was previously filed as one of Exhibits 10.1 through
          10.11 with the company's Form 10-Q for the quarter ended September 27, 1998 and is incorporated herein by reference.

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

     (i) This exhibit was previously filed with the company's Form 10-K for the year ended December 29, 2002 and is incorporated herein by reference.


*    Management Contract