Form 10-Q
period 2003-06-29
SYLVAN INC
filed 2003-08-13
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003


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

                                       Yes   X                 No
                                            ---                   ---


Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2).

                                       Yes                     No  X
                                            ---                   ---


  Number of shares of common stock outstanding as of August 6, 2003...5,144,131

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX


                                                                                         Page No.
                                                                                         --------
PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  June 29, 2003 and December 29, 2002.......................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended June 29, 2003 and June 30, 2002.....................................5

                  Condensed Consolidated Statements of Income, Six Months
                  Ended June 29, 2003 and June 30, 2002.....................................6

                  Condensed Consolidated Statements of Cash Flows, Six Months
                  Ended June 29, 2003 and June 30, 2002.....................................7

                  Notes to Condensed Consolidated Financial Statements,
                  June 29, 2003.............................................................8

         Item 2.  Management's Discussion and Analysis.....................................14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............21

         Item 4.  Controls and Procedures..................................................21


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings........................................................21

         Item 5.  Other Information........................................................22

         Item 6.  Exhibits and Reports on Form 8-K.........................................23

         Signatures........................................................................23

         Index to Exhibits.................................................................24

         Exhibit 31........................................................................25

         Exhibit 31........................................................................26

         Exhibit 32........................................................................27

         Exhibit 32........................................................................28


                         PART I - FINANCIAL INFORMATION


ITEM 1.              CONDENSED CONSOLIDATED BALANCE SHEETS

                          Sylvan Inc. and Subsidiaries
                                 (In thousands)


                                                                        June 29, 2003     December 29, 2002
                                                                        -------------     -----------------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                $  4,504            $  5,624
  Trade accounts receivable, net of allowance
    for doubtful accounts of $864 and $795, respectively                     14,709              14,399
  Inventories                                                                12,831              11,425
  Prepaid income taxes and other expenses                                     2,066               1,495
  Other current assets                                                        1,472               1,494
-------------------------------------------------------------------------------------------------------

    Total current assets                                                     35,582              34,437

Property, plant and equipment, net                                           60,132              58,787

Intangible assets, net of accumulated amortization
    of $5,074 and $4,691, respectively                                       13,104              12,321

Other assets, net of accumulated amortization
    of $646 and $597, respectively                                            1,066               1,261
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $109,884            $106,806
=======================================================================================================



   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)


                                                                          June 29, 2003      December 29, 2002
                                                                          -------------      -----------------
                                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                         $     163             $     223
  Accounts payable - trade                                                      4,138                 3,895
  Accrued salaries, wages and employee benefits                                 2,580                 2,771
  Other accrued liabilities                                                     1,794                 1,413
  Income taxes payable                                                          1,202                 1,545
-----------------------------------------------------------------------------------------------------------

    Total current liabilities                                                   9,877                 9,847
-----------------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                              36,140                38,162
-----------------------------------------------------------------------------------------------------------

Other long-term liabilities:
  Other employee benefits                                                       9,770                 9,538
  Other                                                                           289                   256
-----------------------------------------------------------------------------------------------------------

    Total other long-term liabilities                                          10,059                 9,794
-----------------------------------------------------------------------------------------------------------

Minority interest                                                               2,122                 1,741

SHAREHOLDERS' EQUITY:
  Common stock, voting, par value $0.001, 10,000,000
    shares authorized, 6,741,405 and 6,728,405 shares issued
    at June 29, 2003 and December 29, 2002, respectively                            7                     7
  Additional paid-in capital                                                   17,428                17,284
  Retained earnings                                                            66,265                64,965
  Less:  Treasury stock at cost, 1,597,274 shares at
    June 29, 2003 and December 29, 2002                                       (16,669)              (16,669)

  Accumulated other comprehensive deficit                                     (15,345)              (18,325)
-----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                 51,686                47,262
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                                  $ 109,884             $ 106,806
===========================================================================================================



   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)

                                                                          ------- Three Months Ended---------
                                                                          June 29, 2003         June 30, 2002
                                                                          -------------         -------------
NET SALES                                                                   $   23,587            $   21,388
------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                 15,039                12,554
  Selling, administration, research and development                              5,816                 5,570
  Depreciation                                                                   1,580                 1,421
------------------------------------------------------------------------------------------------------------
                                                                                22,435                19,545
------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                 1,152                 1,843

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COSTS                                              401                   447

OTHER INCOME                                                                        16                    62
------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                         767                 1,458

PROVISION FOR INCOME TAXES                                                         253                   471
------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                              514                   987

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                         47                     2
------------------------------------------------------------------------------------------------------------

NET INCOME                                                                  $      467            $      985
============================================================================================================

NET INCOME PER SHARE - BASIC                                                $     0.09            $     0.18
============================================================================================================

NET INCOME PER SHARE - DILUTED                                              $     0.09            $     0.18
============================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                              5,132,345             5,435,171
============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES                                               5,161,591             5,499,634
============================================================================================================


   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                  (Unaudited, in thousands except share data)


                                                                          ---------Six Months Ended----------
                                                                          June 29, 2003         June 30, 2002
                                                                          -------------         -------------
NET SALES                                                                   $   45,969            $   42,307
------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                 28,830                24,632
  Selling, administration, research and development                             11,118                10,741
  Depreciation                                                                   3,137                 2,815
------------------------------------------------------------------------------------------------------------
                                                                                43,085                38,188
------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                 2,884                 4,119

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COST                                               823                   877

OTHER INCOME                                                                        20                    64
------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                       2,081                 3,306

PROVISION FOR INCOME TAXES                                                         687                 1,082
------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                            1,394                 2,224

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                                         94                    24
------------------------------------------------------------------------------------------------------------

NET INCOME                                                                  $    1,300            $    2,200
============================================================================================================

NET INCOME PER SHARE - BASIC                                                $     0.25             $    0.40
============================================================================================================

NET INCOME PER SHARE - DILUTED                                              $     0.25             $    0.40
============================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                              5,131,738             5,433,561
============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES                                               5,152,550             5,491,152
============================================================================================================

   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)



                                                                   --------Six Months Ended---------
                                                                   June 29, 2003       June 30, 2002
                                                                   -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 1,300             $ 2,200
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                    3,244               2,922
       Employee benefits                                                 (114)               (104)
       Trade accounts receivable                                          316                 670
       Inventories                                                       (858)               (433)
       Prepaid expenses and other assets                                 (220)              2,237
       Accounts payable and accrued liabilities                           238               1,130
       Income taxes payable                                              (318)                538
       Other                                                             (104)               (321)
-------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                        3,484               8,839
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                       (1,879)             (2,905)
-------------------------------------------------------------------------------------------------

       Net cash used in investing activities                           (1,879)             (2,905)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                   (119)             (2,298)
  Net repayments under revolving credit line                           (3,490)             (3,385)
  Proceeds from exercise of stock options                                 440                 282
  Purchase of treasury shares                                            --                  (271)
-------------------------------------------------------------------------------------------------

       Net cash used in financing activities                           (3,169)             (5,672)
-------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                          444                 261
-------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,120)                523

CASH AND CASH EQUIVALENTS, beginning of period                          5,624               5,072
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                              $ 4,504             $ 5,595
=================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                                       $   941             $ 1,012
  Income taxes paid                                                     1,249                 954


   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SYLVAN INC. AND SUBSIDIARIES
                                  JUNE 29, 2003
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      General

      These condensed consolidated financial statements of Sylvan Inc. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company's Annual Report to Shareholders and its Form 10-K, as amended, for the year ended December 29, 2002. The condensed consolidated December 29, 2002 balance sheet was derived from the audited balance sheet included in the most recent Form 10-K, as amended.

      Cash

      The company had a French-franc denominated loan of FF16.2 million ($2.2 million) that was repaid in January 2002.

      Inventories

      Inventories at June 29, 2003 and December 29, 2002 consisted of the following:

             (in thousands)                             June 29, 2003    December 29, 2002
                                                        -------------    -----------------
             Growing crops and compost material            $ 5,533            $ 4,975
             Stores and other supplies                       2,263              2,039
             Finished products                               5,035              4,411
                                                           -------            -------
                                                           $12,831            $11,425
                                                           =======            =======

      Earnings Per Common Share

      Earnings per share were calculated using the weighted average number of shares outstanding during the period, including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,366,081 shares of the company's common stock have been granted and options for a total of 584,826 of these shares have been exercised as of June 29, 2003.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three months and six months ended June 29, 2003 and June 30, 2002:

                                                        Three Months Ended                       Six Months Ended
      (in thousands)                             June 29, 2003       June 30, 2002       June 29, 2003       June 30, 2002
                                                 -------------       -------------       -------------       -------------
      Net income                                   $      467          $      985          $    1,300          $    2,200
                                                   ==========          ==========          ==========          ==========

      Earnings per common share - basic            $     0.09          $     0.18          $     0.25          $     0.40
                                                   ==========          ==========          ==========          ==========
      Earnings per common share - diluted          $     0.09          $     0.18          $     0.25          $     0.40
                                                   ==========          ==========          ==========          ==========

      Common shares - basic                         5,132,345           5,435,171           5,131,738           5,433,561
      Effect of dilutive securities:
        Stock options                                  29,246              64,463              20,812              57,591
                                                   ----------          ----------          ----------          ----------
      Common shares - diluted                       5,161,591           5,499,634           5,152,550           5,491,152
                                                   ==========          ==========          ==========          ==========

      Options to purchase approximately 446,000 and 487,000 shares of common stock in the three and six months ended June 29, 2003 and 298,000 shares of common stock in the three and six months ended June 30, 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the company's common shares for the respective periods.

      Intangible Assets

      Sylvan's intangible assets, which relate solely to its Spawn Products Segment, are as follows:

                                     Gross Carrying Amount             Accumulated Amortization
                                                     Cultures                           Cultures
      (in thousands)               Goodwill         and Other         Goodwill          and Other           Net
                                   --------         ---------         --------          ---------           ---
      December 29, 2002             $15,998          $ 1,014          $(4,262)          $  (429)          $12,321
      Additions                        --               --               --                 (64)              (64)
      Currency Translation            1,165                1             (319)             --                 847
                                    -------          -------          -------           -------           -------
      June 29, 2003                 $17,163          $ 1,015          $(4,581)          $  (493)          $13,104
                                    =======          =======          =======           =======           =======

      The remaining useful lives of the cultures range from six to nine years and the other intangible assets range from one to four years.

      Amortization expense for intangible assets was $32,000 and $64,000 for the three and six months ended June 29, 2003, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding years is as follows:

      (in thousands)
                            2003 (remainder)         $     63
                            2004                          122
                            2005                           67
                            2006                           67
                            2007                           65
                            2008                           59

2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998 and amended, in part, December 29, 2002. It provides for revolving credit loans on which the aggregate outstanding balance available to the company may not initially exceed $55.0 million. The maximum aggregate outstanding balance will decline over the life of the agreement as follows:

                                                      Maximum Aggregate
                  Period Beginning                   Outstanding Balance
                  ----------------                   -------------------
                   August 6, 2003                       $50.0 million
                   August 6, 2004                        45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. On June 29, 2003, the company had outstanding borrowings under the agreement of $35.0 million. The revolving credit loans mature on August 5, 2005.

      The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

      The company has several additional loan obligations. The outstanding balances related to these loans totaled approximately $1.3 million as of June 29, 2003 and $1.4 million as of December 29, 2002. Interest rates on these loans vary.


3.    COMPREHENSIVE INCOME:

      Comprehensive income consisted of the following:

                                                        Three Months Ended                  Six Months Ended
      (in thousands)                             June 29, 2003     June 30, 2002     June 29, 2003     June 30, 2002
                                                 -------------     -------------     -------------     -------------
       Net income                                   $   467           $   985           $ 1,300           $ 2,200
       Other comprehensive income:
         Foreign currency translation
            adjustment                                2,134             3,169             3,070             2,746
         Unrealized losses on derivatives
            and qualified cash flow hedges             (144)             (344)             (136)             (212)

            Tax benefit                                  49               101                46                62
                                                    -------           -------           -------           -------
       Total comprehensive income                   $ 2,506           $ 3,911           $ 4,280           $ 4,796
                                                    =======           =======           =======           =======

      The components of accumulated other comprehensive deficit consist of the following:

       (in thousands)                                                 June 29, 2003           December 29, 2002
                                                                      -------------           -----------------
       Unrealized losses on derivatives and
          qualified cash flow hedges, net of tax of $487
          and $441, respectively                                       $      (945)              $      (855)
       Foreign currency translation adjustments                             (4,888)                   (7,958)
       Minimum pension liability adjustment,
          net of tax of $4,902                                              (9,512)                   (9,512)
                                                                       -----------               -----------
       Total accumulated other comprehensive deficit                   $   (15,345)              $   (18,325)
                                                                       ===========               ===========

      Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and will mature at various times through August 2007. The fair value of these contracts is recorded in the balance sheet, with the offset to "Accumulated Other Comprehensive Deficit," net of tax. Based on interest rates at June 29, 2003, the company expects to expense $36,000 in the next 12 months related to derivative instruments.


4.    BUSINESS SEGMENT INFORMATION:

      Sylvan is a worldwide producer and distributor of products for the mushroom industry, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: Spawn Products, which includes spawn-related products, services and bioproducts; and Fresh Mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter and six months ended June 29, 2003, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the December 29, 2002 financial statements.


       (in thousands)                              Three            Spawn            Fresh              Total
                                                   Months          Products         Mushrooms         Reportable
                                                   Ended            Segment          Segment           Segments
                                                   -----            -------         ---------         ----------
       Total revenues                               2003            $  16,684        $  7,233         $  23,917
                                                    2002               15,401           6,316            21,717

       Intersegment revenues                        2003                  330            --                 330
                                                    2002                  329            --                 329

       Operating income                             2003                1,951             672             2,623
                                                    2002                2,390             748             3,138



       (in thousands)                               Six             Spawn            Fresh              Total
                                                   Months          Products         Mushrooms         Reportable
                                                   Ended            Segment          Segment           Segments
                                                   -----            -------         ---------         ----------

       Total revenues                               2003            $  32,136        $ 14,490         $  46,626
                                                    2002               30,407          12,555            42,962

       Intersegment revenues                        2003                  657            --                 657
                                                    2002                  655            --                 655

       Operating income                             2003                4,188           1,525             5,713
                                                    2002                4,957           1,565             6,522


Reconciliation to Consolidated Financial Data:

                                                         Three Months Ended                      Six Months Ended
     (in thousands)                                June 29, 2003      June 30, 2002      June 29, 2003      June 30, 2002
                                                   -------------      -------------      -------------      -------------
     Total revenues for reportable segments          $ 23,917           $ 21,717           $ 46,626           $ 42,962
     Elimination of intersegment revenues                (330)              (329)              (657)              (655)
                                                     --------           --------           --------           --------
     Total consolidated revenues                     $ 23,587           $ 21,388           $ 45,969           $ 42,307
                                                     ========           ========           ========           ========

     Total operating income for reportable
       segments                                      $  2,623           $  3,138           $  5,713           $  6,522
     Unallocated corporate expenses                    (1,471)            (1,295)            (2,829)            (2,403)
     Interest expense, net                               (401)              (447)              (823)              (877)
     Other income                                          16                 62                 20                 64
                                                     --------           --------           --------           --------
     Consolidated income before
        income taxes                                 $    767           $  1,458           $  2,081           $  3,306
                                                     ========           ========           ========           ========


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

                                                          Three Months Ended                    Six Months Ended
     (in thousands except per share data)           June 29, 2003     June 30, 2002     June 29, 2003       June 30, 2002
                                                    -------------     -------------     -------------       -------------
     Net income as reported                           $   467           $   985           $   1,300           $   2,200
         Total stock-based employee
            compensation determined under
            fair value method for all awards              (48)              (91)                (96)               (177)
            Tax benefit of fair value method               16                30                  32                  59
                                                      -------           -------           ---------           ---------

     Pro forma net income                             $   435           $   924           $   1,236           $   2,082

     Basic earnings per share
         As reported                                  $  0.09           $  0.18           $    0.25           $    0.40
         Pro forma                                    $  0.08           $  0.17           $    0.24           $    0.38

     Diluted earnings per share
         As reported                                  $  0.09           $  0.18           $    0.25           $    0.40
         Pro forma                                    $  0.08           $  0.17           $    0.24           $    0.38

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

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                          SYLVAN INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS (Three Months Ended June 29, 2003 and June 30, 2002)

CONSOLIDATED REVIEW

Net Sales

        (in thousands)            2003            2002            % Change
                                  ----            ----            --------
         Net sales             $ 23,587        $ 21,388             10.3

Net sales increased 10.3% to $23.6 million, when compared with $21.4 million for the corresponding 2002 quarter. Net sales of the Fresh Mushrooms Segment increased $0.9 million, or 14.5%, while net sales of the Spawn Products Segment increased $1.3 million, or 8.3%. On average, for the second quarter of 2003, the U.S. dollar was approximately 24% weaker, when measured against the company's applicable foreign currencies, than for the second quarter of 2002. The weakening had the effect of increasing sales and operating income during the 2003 quarter, as compared with the corresponding 2002 quarter, by approximately $2.4 million and $120,000, respectively. Overseas sales, as a percentage of net sales, were 47% in both the quarter ended June 29, 2003 and the quarter ended June 30, 2002.

Operating Costs and Expenses

       (in thousands)                         2003         2002        % Change
                                              ----         ----        --------
        Cost of sales                      $ 15,039     $ 12,554          19.8
        Selling, administration,
              research and development        5,816        5,570           4.4
        Depreciation                          1,580        1,421          11.2

The company's cost of sales, expressed as a percentage of net sales, was 63.8% for the second quarter of 2003, as compared with 58.7% for the second quarter of 2002. The cost of sales percentage increased in both the Fresh Mushrooms and Spawn Products Segments, as detailed in the Business Segments presentation below. Selling, administration, research and development expenses were $5.8 million for the June 29, 2003 quarter and $5.6 million for the June 30, 2002 quarter and were 24.7% and 26.0% of net sales, respectively.

During the second quarter of 2003, the company incurred costs of approximately $320,000 related to the activities of the company's special committee of independent directors that was established by the company's board in April 2003 when it received an indication of interest by a group of Sylvan Inc. senior officers and private investors to acquire shares of Sylvan's common stock. Approximately $95,000 in similar costs were incurred during the second quarter of 2002 in the course of a similar committee's evaluation of strategic plans and business alternatives that was conducted at that time.

The company recorded a net periodic pension expense of $167,500 during the quarter ended June 29, 2003 from a pension plan of a former subsidiary, as compared with a net periodic pension benefit of $37,500 for the quarter ended June 30, 2002. This expense increase was related to poor plan asset performance and a decrease in the plan's discount rate assumption.

Interest Expense

Net interest expense for the second quarter of 2003 decreased to $401,000 from $447,000 for the second quarter of 2002. The effective borrowing rate for the second quarter of 2003 was 4.2%, as compared with 5.3% for the second quarter of 2002. The company recorded interest income of $71,000 in the second quarter of 2003, as compared with $18,000 of interest expense in the second quarter of 2002, related to SFAS No. 133. The effective borrowing rates, excluding the effect of SFAS No. 133, were 4.9% for the quarter ended June 29, 2003 and 5.1% for the quarter ended June 30, 2002. During the 2003 quarter, the company had $20.0 million of variable-to-fixed interest rate swaps in place to manage interest rate risk that increased the average borrowing rate 1.6%. During 2002, $15.0 million of swaps increased the average borrowing rate 1.5%.

Income Tax Expense

The effective income tax rate for the second quarter of 2003 was 33%, as compared with 32% for the corresponding 2002 quarter.

BUSINESS SEGMENTS

Spawn Products

        (in thousands)                        2003          2002      % Change
                                              ----          ----      --------
        Sales, including intersegment      $ 16,684      $ 15,401          8.3
        Operating expenses                   14,733        13,011         13.2
        Operating income                      1,951         2,390        (18.4)

Net sales of spawn and spawn-related products increased 8.3%. The effect of a weaker U.S. dollar on overseas sales increased net sales on a quarter-over-quarter comparison by $2.4 million. Spawn product sales volume decreased 4.8%, with a 2.4% decrease in the Americas and a 6.3% decrease in overseas markets. Most of the volume decrease in the overseas markets resulted from a reduction in sales in the United Kingdom due to farm closures and in France due to challenging competitive conditions. Sales of disease-control agents and nutritional supplements increased 6.2% and accounted for 17.8% of Sylvan's consolidated net sales for the second quarter.

The overseas U.S. dollar-equivalent selling price was 19.1% higher during the second quarter of 2003, as compared with the corresponding quarter of 2002, primarily due to the weakening of the U.S. dollar. Overseas local currency selling prices decreased approximately 3.6% due to the loss of sales in higher-priced territories. The selling price in the Americas decreased 5.8% as a result of adjustments to the pricing structure of some products in order to compete with the lower-priced spawn offerings of other suppliers.

Operating expenses increased 13.2% when compared with the second quarter of 2002. The effect of a weaker U.S. dollar increased operating expenses on a quarter-over-quarter comparison by $2.3 million. Within operating expenses, cost of sales was 58.3% of net sales, as compared with 53.7% for the corresponding 2002 quarter. Spawn production in overseas markets was 15.2% lower than for the second quarter of 2002, spreading costs that are primarily fixed in nature over fewer units. Operating income, as a percentage of net sales, was 11.7% for the second quarter of 2003, as compared with 15.5% for the corresponding 2002 quarter. Operating income was positively impacted by the weakening of the U.S. dollar, with an effect of approximately $120,000.

The company's Bioproducts division recorded net sales of $950,000 for the second quarter of 2003, as compared with $330,000 for the second quarter of 2002. Sales growth was experienced in both the Red Yeast Rice and dried Agaricus mushroom products. Operating income for the second quarter of 2003 was $375,000, as compared with a $75,000 operating loss for the second quarter of 2002.

Fresh Mushrooms

        (in thousands)                        2003          2002      % Change
                                              ----          ----      --------
        Sales                               $  7,233      $  6,316       14.5
        Operating expenses                     6,561         5,568       17.8
        Operating income                         672           748      (10.2)

Net sales of fresh mushrooms increased to $7.2 million during the second quarter, as compared with $6.3 million for the corresponding quarter of 2002. The number of pounds sold increased 4.7%, while the average selling price per pound was virtually unchanged.

The Fresh Mushrooms Segment's cost of sales was $5.3 million, or 73.5% of net sales, for the quarter ended June 29, 2003, as compared with $4.3 million, or 67.8%, for the 2002 second quarter. The segment's operating income for the quarter was $0.7 million, or 9.3% of net sales, and was 10.2% lower than the amount reported for the second quarter of 2002, primarily due to increased labor costs on a per pound basis. Labor costs and Workers' Compensation expense for the second quarter of 2003 were approximately $130,000 higher, when compared with the costs recorded for the corresponding 2002 quarter. The positive performance of the company's satellite farms helped minimize the adverse effect of these increased costs.

Quincy sold $0.9 million of ready-to-grow mushroom compost to its satellite farms and purchased $1.9 million of high-quality mushrooms from the satellites for immediate resale to its third-party wholesaler during the second quarter of 2003. By comparison, Quincy sold $0.3 million of ready-to-grow mushroom compost to its satellite farms and purchased $0.6 million of high-quality mushrooms in the second quarter of 2002.


RESULTS OF OPERATIONS (Six Months Ended June 29, 2003 and June 30, 2002)

CONSOLIDATED REVIEW

Net Sales

        (in thousands)                        2003          2002      % Change
                                              ----          ----      --------
         Net sales                          $ 45,969      $ 42,307       8.7

Net sales increased 8.7% to $46.0 million for the first six months of 2003, when compared with $42.3 million for the corresponding 2002 period. Net sales of the Fresh Mushrooms Segment increased $1.9 million, or 15.4%, while net sales of the Spawn Products Segment increased $1.7 million, or 5.7%. On average, for the first six months of 2003, the U.S. dollar was approximately 23% weaker, when measured against the company's applicable foreign currencies, than for the first six months of 2002. The weakening had the effect of increasing sales and operating income during the 2003 period, as compared with the corresponding 2002 period, by approximately $4.8 million and $380,000, respectively. Overseas sales, as a percentage of net sales, were 48% in both the six months ended June 29, 2003 and June 30, 2002.

Operating Costs and Expenses

       (in thousands)                         2003          2002      % Change
                                              ----          ----      --------
        Cost of sales                       $ 28,830      $ 24,632      17.0
        Selling, administration,
              research and development        11,118        10,741       3.5
        Depreciation                           3,137         2,815      11.4

The company's cost of sales, expressed as a percentage of net sales, was 62.7% for the first six months of 2003, as compared with 58.2% for the first six months of 2002. The cost of sales percentage increased in both the Fresh Mushrooms and Spawn Products Segments, as detailed in the Business Segments presentation below. Selling, administration, research and development expenses were $11.1 million for the six months ended June 29, 2003 and $10.7 million for the six months ended June 30, 2002 and were 24.2% and 25.4% of net sales, respectively.

During the first six months of 2003, the company incurred costs of approximately $320,000 related to the activities of the company's special committee of independent directors. Approximately $95,000 in similar costs were incurred during the first six months of 2002 in the course of a similar committee's evaluation of strategic plans and business alternatives that was conducted at that time.

The company recorded a net periodic pension expense of $335,000 during the six months ended June 29, 2003 from a pension plan of a former subsidiary, as compared with a net periodic pension benefit of $75,000 for the six months ended June 30, 2002. This expense increase was related to poor plan asset performance and a decrease in the plan's discount rate assumption.

Interest Expense

Net interest expense for the first six months of 2003 decreased to $823,000 from $877,000 for the second quarter of 2002. The effective borrowing rate for the first six months of 2003 was 4.3%, as compared with 5.0% for the first six months of 2002. The company recorded interest income of $107,000 in the 2003 period, as compared with $28,000 of interest income in the corresponding 2002 period, related to SFAS No. 133. The effective borrowing rates, excluding the effect of SFAS No. 133, were 4.9% for the six months ended June 29, 2003 and 5.1% for the six months ended June 30, 2002. During the 2003 period, the company had $20.0 million of variable-to-fixed interest rate swaps in place to manage interest rate risk that increased the average borrowing rate 1.5%. During the 2002 period, $15.0 million of swaps increased the average borrowing rate 1.5%.

Income Tax Expense

The effective income tax rate for both the first six months of 2003 and for the first six months of 2002 was 33%.


BUSINESS SEGMENTS

Spawn Products

        (in thousands)                        2003          2002      % Change
                                              ----          ----      --------
        Sales, including intersegment       $ 32,136      $ 30,407       5.7
        Operating expenses                    27,948        25,450       9.8
        Operating income                       4,188         4,957     (15.5)

Net sales of spawn and spawn-related products increased 5.7%. The effect of a weaker U.S. dollar on overseas sales increased net sales on a six-month over six-month comparison by $4.8 million. Spawn product sales volume decreased 5.9%, with a 1.8% decrease in the Americas and an 8.3% decrease in overseas markets. Most of the volume decrease in the overseas markets was associated with a reduction in sales in the United Kingdom due to farm closures and in France due to challenging competitive conditions. Sales of disease-control agents and nutritional supplements increased 4.9% and accounted for 16.3% of Sylvan's consolidated net sales for the six-month period.

The overseas U.S. dollar-equivalent selling price was 20.0% higher during the first six months of 2003, as compared with the corresponding period of 2002, primarily due to the weakening of the U.S. dollar. Overseas local currency selling prices decreased approximately 2.6%. The selling price in the Americas decreased 5.1% as a result of adjustments to the pricing structure of some products in order to compete with the lower-priced spawn offerings of other suppliers.

Operating expenses increased 9.8% when compared with the first six months of 2002. The effect of a weaker U.S. dollar increased operating expenses on a six-month over six-month comparison by $4.4 million. Within operating expenses, cost of sales was 57.3% of net sales, as compared with 53.2% for the corresponding 2002 period. Spawn production in overseas markets was 15.8% lower than for the first six months of 2002, spreading costs that are primarily fixed in nature over fewer units. Inventory levels were also lowered in response to the lower sales volumes. Operating income, as a percentage of net sales, was 13.0% for the first six months of 2003, as compared with 16.3% for the first six months of 2002. Operating income was positively impacted by the weakening of the U.S. dollar, with an effect of approximately $380,000.

The company's Bioproducts division recorded net sales of $1,300,000 for the six-month period ended June 29, 2003, as compared with $720,000 for the first six months of 2002. Sales growth was experienced in both the Red Yeast Rice and dried Agaricus mushroom products. Operating income for the first six months of 2003 was $388,000, as compared with an operating loss of $213,000 for the first six months of 2002.

Fresh Mushrooms

        (in thousands)                        2003          2002      % Change
                                              ----          ----      --------
        Sales                               $ 14,490      $ 12,555       15.4
        Operating expenses                    12,965        10,990       18.0
        Operating income                       1,525         1,565       (2.6)

Net sales of fresh mushrooms increased during the first six months of 2003 to $14.5 million, as compared with $12.6 million for the corresponding period of 2002. The number of pounds sold increased 6.5%, while the average selling price per pound was virtually unchanged.

The cost of sales in the Fresh Mushrooms Segment was $10.4 million, or 71.9% of net sales, for the six months ended June 29, 2003, as compared with $8.4 million, or 67.2%, for the first six months of 2002. The segment's operating income for the first six months of 2003 was $1.5 million, or 10.5% of net sales, and was 2.6% lower than the amount reported for the first six months of 2002. Labor costs for the first six months of 2003 were approximately $160,000 higher when compared with the costs recorded for the corresponding 2002 period. The positive performance of the company's satellite farms helped minimize the adverse effect of the higher labor costs.

Quincy sold $1.7 million of ready-to-grow mushroom compost to its satellite farms and purchased $3.6 million of high-quality mushrooms from the satellites for immediate resale to its third-party wholesaler during the first six months of 2003. By comparison, Quincy sold $0.6 million of ready-to-grow mushroom compost to its satellite farms and purchased $1.2 million of high-quality mushrooms in the first six months of 2002.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 29, 2003 was $3.5 million, as compared with $8.8 million for the corresponding period of 2002. During the first quarter of 2002, the company reduced "Other Current Assets" by approximately $2.2 million due to the release of cash that had been collateralized to support a loan from a European bank. This loan was repaid in the first quarter of 2002. Also during the first six months of 2002, the company increased accounts payable by approximately $1.1 million primarily related to the construction of satellite farms at Quincy. No corresponding increase occurred in the first six months of 2003.

Cash used by investing activities was $1.9 million for the six months ended June 29, 2003, as compared with $2.9 million used during the corresponding period of 2002. During the first six months of 2003, approximately $0.4 million was expended on growth opportunities, primarily for the satellite farms at Quincy.

Total capital expenditures in 2003 are not expected to exceed $4.0 million, with additional expenditures as required for any acquisitions or new initiatives. The company routinely assesses its requirements for additional capital investments and believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $20.0 million as of June 29, 2003. Term and revolving credit decreased by $3.6 million during the six months ended June 29, 2003, as compared with a decrease of $5.7 million during the corresponding six-month period of 2002. The larger reduction in 2002 was related to the repayment of a European bank loan supported by the cash deposit mentioned earlier.

No shares of Sylvan common stock were purchased during the first six months of 2003. The share purchase program was suspended due to the announcement of the receipt of the nonbinding indication of interest mentioned above and continued activity of the special committee of Sylvan's board of directors which is detailed in Item 5.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in the company's interim and annual filings. The provisions of FIN 45 are effective for financial statements issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years after December 15, 2002. The adoption of FIN 45 did not have a material impact on the company's financial statements or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest, but is not the primary beneficiary. The company does not believe that this statement will have a material impact on the company's financial statements or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of this Statement should be applied prospectively. The application of SFAS No. 149 is not expected to have a material effect on the company's financial statements or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of SFAS No. 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of freestanding financial instruments that embody obligations for the issuer. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after

May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the company's financial statements or results of operations.

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


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

References are made in this report to expectations regarding capital expenditures, share repurchases, future cash availability and the future performance of the company, in general. These "forward-looking statements" are based on currently available, competitive, financial and economic data and the company's operating plans, but they are inherently uncertain. The outcome of events could prove significantly different from what is expected, depending upon such factors as the presentment of strategically attractive acquisition opportunities or new business initiatives, mushroom growing process inconsistencies, specific pricing or product initiatives of the company's spawn business competitors, competitive conditions in the mushroom market in general, changes in currency and exchange risks, a loss of a major customer, fluctuations in the values of the assets in the defined benefit plan of a former subsidiary of the company, or changes in a specific country's or region's political or economic conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented under this item in the company's Form 10-K report, for the fiscal year ended December 29, 2002, as amended, has not changed materially. Information relating to the sensitivity to foreign currency exchange rate changes of the company's firmly committed sales transactions, in addition to what is presented in Item 2 of this filing, is omitted because it is an immaterial portion of total sales.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Sylvan's chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of August 7, 2003, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to August 7, 2003.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April and May 2003, Sylvan and the six members of its board of directors, as individuals, were served with notice that they were named as defendants in a total of five lawsuits. Two were filed in the District Court of Clark County, Nevada; two in the Court of Common Pleas, Butler County, Pennsylvania; and one in the District Court of Washoe County, Nevada. The suits were putative class actions brought by and on behalf of Sylvan's shareholders alleging that the defendants breached their fiduciary duties and had conflicts of interest in connection with the board's undertaking of an assessment of the indication of interest to acquire Sylvan's shares mentioned above. As a result of the withdrawal of the indication of interest, as announced by the company on June 16, 2003, each of the plaintiff shareholders withdrew their lawsuits, but reserved the right to refile them.

There are no other pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 5.  OTHER INFORMATION

SHAREHOLDER PROPOSALS FOR THE 2003 ANNUAL MEETING OF SHAREHOLDERS

As previously announced, Sylvan postponed its 2003 annual meeting of shareholders to provide the special committee of independent directors that the company established when it received the indication of interest referenced earlier in this report with sufficient time to evaluate the indication of interest. The company will notify its shareholders when it selects a date for the 2003 annual meeting and the dates on which any shareholder proposals must be received in order to be properly brought before the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

         32    Certifications pursuant to 18 U.S.C. Section 1350

              ------------------

(b)  Reports on Form 8-K

         During the three-month period ended June 29, 2003, Sylvan:

                  o Furnished a current report on May 15, 2003, containing a press release reporting earnings for the first quarter ended March 30, 2003 and providing a financial outlook; and

                  o Filed a current report on June 16, 2003, containing a press release announcing the withdrawal of an indication of interest to acquire shares of Sylvan common stock that was submitted to the company on April 16, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 13, 2003                  SYLVAN INC.
      -------------------


                                            By:      /s/  DONALD A. SMITH
                                                -------------------------------
                                                     Donald A. Smith
                                                     Chief Financial Officer


                                            By:      /s/  FRED Y. BENNITT
                                                -------------------------------
                                                     Fred Y. Bennitt
                                                     Secretary/Treasurer

                                INDEX TO EXHIBITS

Exhibit No.                        Description                       Page
-----------                        -----------                       ----
   31         Rule 13a-14(a) Certification of Dennis C. Zensen        25

   31         Rule 13a-14(a) Certification of Donald A. Smith         26

   32         Section 1350 Certification of Dennis C. Zensen          27

   32         Section 1350 Certification of Donald A. Smith           28


------------------