Form 10-Q
period 2003-09-28
SYLVAN INC
filed 2003-11-12
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003


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



 Number of shares of common stock outstanding as of November 4, 2003...5,155,131

                          SYLVAN INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                                Page No.
                                                                                                                --------

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  September 28, 2003 and December 29, 2002.......................................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended September 28, 2003 and September 29, 2002................................................5

                  Condensed Consolidated Statements of Income, Nine Months
                  Ended September 28, 2003 and September 29, 2002................................................6

                  Condensed Consolidated Statements of Cash Flows, Nine Months
                  Ended September 28, 2003 and September 29, 2002................................................7

                  Notes to Condensed Consolidated Financial Statements,
                  September 28, 2003.............................................................................8

         Item 2.  Management's Discussion and Analysis..........................................................14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................21

         Item 4.  Controls and Procedures.......................................................................21


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.............................................................................22

         Item 5.  Other Information.............................................................................22

         Item 6.  Exhibits and Reports on Form 8-K..............................................................23

         Signatures.............................................................................................23

         Index to Exhibits......................................................................................24

         Exhibit 31.............................................................................................25

         Exhibit 31.............................................................................................26

         Exhibit 32.............................................................................................27

         Exhibit 32.............................................................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1.               CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)


                                                               September 28, 2003   December 29, 2002
                                                               ------------------   -----------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $   6,118            $    5,624
  Trade accounts receivable, net of allowance
    for doubtful accounts of $906 and $795, respectively             15,095                14,399
  Inventories                                                        12,010                11,425
  Prepaid income taxes and other expenses                             2,181                 1,495
  Other current assets                                                1,731                 1,494
----------------------------------------------------------------------------------------------------
    Total current assets                                             37,135                34,437

Property, plant and equipment, net                                   59,640                58,787

Intangible assets, net of accumulated amortization
    of $5,153 and $4,691, respectively                               13,197                12,321

Other assets, net of accumulated amortization
    of $662 and $597, respectively                                    1,187                 1,261
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $ 111,159            $  106,806
====================================================================================================








   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)


                                                            September 28, 2003  December 29, 2002
                                                            ------------------  -----------------
                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $        122        $        223
  Accounts payable - trade                                         3,835               3,895
  Accrued salaries, wages and employee benefits                    2,956               2,771
  Other accrued liabilities                                        2,099               1,413
  Income taxes payable                                             1,344               1,545
------------------------------------------------------------------------------------------------
    Total current liabilities                                     10,356               9,847
------------------------------------------------------------------------------------------------

Long-term and revolving-term debt                                 35,260              38,162
------------------------------------------------------------------------------------------------

Other long-term liabilities:
  Other employee benefits                                          9,811               9,538
  Other                                                              324                 256
------------------------------------------------------------------------------------------------

    Total other long-term liabilities                             10,135               9,794
------------------------------------------------------------------------------------------------

Minority interest                                                  2,176               1,741

SHAREHOLDERS' EQUITY:
  Common stock, voting, par value $0.001, 10,000,000
    shares authorized, 6,741,405 and 6,728,405 shares
    issued at September 28, 2003 and December 29,
    2002, respectively                                                 7                   7
  Additional paid-in capital                                      17,428              17,284
  Retained earnings                                               67,104              64,965
  Less:  Treasury stock at cost, 1,597,274 shares at
    September 28, 2003 and December 29, 2002                     (16,669)            (16,669)

  Accumulated other comprehensive deficit                        (14,638)            (18,325)
------------------------------------------------------------------------------------------------

    Total shareholders' equity                                    53,232              47,262
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                     $ 111,159           $ 106,806
================================================================================================




   The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)


                                                              ---------- Three Months Ended------------
                                                              September 28, 2003     September 29, 2002
                                                              ------------------     ------------------

NET SALES                                                      $    23,822            $    22,275
-------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                     15,139                 13,612
  Selling, administration, research and development                  5,500                  4,990
  Depreciation                                                       1,536                  1,453
-------------------------------------------------------------------------------------------------------
                                                                    22,175                 20,055
-------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                     1,647                  2,220

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COSTS                                  401                    490

OTHER INCOME (EXPENSE)                                                 100                     (3)
-------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                           1,346                  1,727

PROVISION FOR INCOME TAXES                                             453                    579
-------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                                  893                  1,148

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                             54                     39
-------------------------------------------------------------------------------------------------------


NET INCOME                                                     $       839            $     1,109
=======================================================================================================

NET INCOME PER SHARE - BASIC                                   $      0.16            $      0.20
=======================================================================================================

NET INCOME PER SHARE - DILUTED                                 $      0.16            $      0.20
=======================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                  5,144,131              5,439,697
=======================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES                                   5,160,833              5,502,408
=======================================================================================================





The accompanying notes are an integral part of these financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                   (Unaudited, in thousands except share data)


                                                            -----------Nine Months Ended------------
                                                            September 28, 2003    September 29, 2002
                                                            ------------------    ------------------

NET SALES                                                      $   69,791            $   64,582
---------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                                    43,969                38,244
  Selling, administration, research and development                16,618                15,732
  Depreciation                                                      4,673                 4,268
---------------------------------------------------------------------------------------------------
                                                                   65,260                58,244
---------------------------------------------------------------------------------------------------

OPERATING INCOME                                                    4,531                 6,338

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COSTS                               1,224                 1,366

OTHER INCOME                                                          120                    60
---------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                          3,427                 5,032

PROVISION FOR INCOME TAXES                                          1,139                 1,661
---------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                               2,288                 3,371

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                                           149                    63
---------------------------------------------------------------------------------------------------

NET INCOME                                                     $    2,139            $    3,308
===================================================================================================


NET INCOME PER SHARE - BASIC                                   $     0.42            $     0.60
===================================================================================================

NET INCOME PER SHARE - DILUTED                                 $     0.41            $     0.60
===================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                 5,135,869             5,435,607
===================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES                                  5,155,192             5,494,988
===================================================================================================





   The accompanying notes are an integral part of these financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                            (Unaudited, in thousands)


                                                                 -----------Nine Months Ended-----------
                                                                 September 28, 2003   September 29, 2002
                                                                 ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  2,139             $  3,308
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                     4,820                4,428
       Employee benefits                                                   279                  689
       Trade accounts receivable                                            75                  210
       Inventories                                                          78                 (591)
       Prepaid expenses and other assets                                  (698)               2,267
       Accounts payable and accrued liabilities                            187                  838
       Income taxes payable                                               (174)                 494
       Other                                                               417                 (970)
------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                         7,123               10,673
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                        (2,495)              (4,772)
------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                            (2,495)              (4,772)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                    (185)              (2,343)
  Net repayments under revolving credit line                            (4,547)              (3,492)
  Proceeds from exercise of stock options                                  144                  312
  Purchase of treasury shares                                               --                 (271)
------------------------------------------------------------------------------------------------------

       Net cash used in financing activities                            (4,588)              (5,794)
------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                           454                  159
------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  494                  266

CASH AND CASH EQUIVALENTS, beginning of period                           5,624                5,072
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                              $  6,118             $  5,338
======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                                       $  1,338             $  1,483
  Income taxes paid                                                      1,475                1,557





   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SYLVAN INC. AND SUBSIDIARIES
                               SEPTEMBER 28, 2003
                                   (UNAUDITED)

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

        Inventories

        Inventories at September 28, 2003 and December 29, 2002 consisted of the following:

                 (in thousands)                              September 28, 2003     December 29, 2002
                                                             ------------------     -----------------

                 Growing crops and compost material            $ 5,499               $ 4,975
                 Stores and other supplies                       1,972                 2,039
                 Finished products                               4,539                 4,411
                                                                 -----                 -----
                                                               $12,010               $11,425
                                                               =======               =======

        Earnings Per Common Share

        Earnings per share were calculated using the weighted average number of shares outstanding during the period, including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,366,081 shares of the company's common stock have been granted and options for a total of 596,612 of these shares have been exercised as of September 28, 2003.

        The following tables reconcile the number of shares utilized in the earnings per share calculations for the three months and nine months ended September 28, 2003 and September 29, 2002:

                                                          Three Months Ended                    Nine Months Ended
                                                  Sept. 28, 2003     Sept. 29, 2002      Sept. 28, 2003      Sept. 29, 2002
                                                  --------------     --------------      --------------      --------------

        Net income (in thousands)                      $  839             $ 1,109             $ 2,139             $ 3,308
                                                       ======             =======             =======             =======

        Earnings per common share
          - basic                                      $ 0.16             $  0.20             $  0.42             $ 0.60
                                                       ======             =======             =======             ======
        Earnings per common share
          - diluted                                    $ 0.16             $  0.20             $  0.41             $ 0.60
                                                       ======             =======             =======             ======

        Common shares - basic                       5,144,131           5,439,697           5,135,869          5,435,607
        Effect of dilutive securities:
          Stock options                                16,702              62,711              19,323             59,381
                                                       ------              ------              ------             ------
        Common shares - diluted                     5,160,833           5,502,408           5,155,192          5,494,988
                                                    =========           =========           =========          =========

        Options to purchase approximately 525,000 and 487,000 shares of common stock in the three and nine months ended September 28, 2003 and 298,000 shares of common stock in both the three and nine months ended September 29, 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the company's common shares for the respective periods.

        Intangible Assets

        Sylvan's intangible assets, which relate solely to its Spawn Products Segment, are as follows:


                                  Gross Carrying Amount         Accumulated Amortization
                                                Cultures                       Cultures
                                 Goodwill       and Other         Goodwill     and Other        Net
                                 --------       ---------         --------     ---------        ---
        (in thousands)

        December 29, 2002        $ 15,998         $1,014         $(4,262)       $ (429)      $ 12,321
        Additions                       -              -                -          (96)           (96)
        Currency translation        1,337              1            (366)            -            972
                                 --------         ------         --------       -------      --------
        September 28, 2003       $ 17,335         $1,015         $(4,628)       $ (525)      $ 13,197
                                 ========         ======         ========       =======      ========

        The remaining useful lives of the cultures range from six to nine years and the other intangible assets range from one to four years.

        Amortization expense for intangible assets was $32,000 and $96,000 for the three and nine months ended September 28, 2003, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding years is as follows:

        (in thousands)
                                          2003 (remainder)       $  32
                                          2004                     122
                                          2005                      67
                                          2006                      67
                                          2007                      65
                                          2008                      59

2.      LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

        The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998 and amended, in part, December 29, 2002. It provides for revolving credit loans on which the aggregate outstanding balance available to the company could not initially exceed $55.0 million. The maximum aggregate outstanding balance declines over the life of the agreement as follows:

                                             Maximum Aggregate
                  Period Beginning          Outstanding Balance
                  ----------------          -------------------
                   August 6, 2003               $50.0 million
                   August 6, 2004                45.0 million

        Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. The effective borrowing rates, excluding the effect of SFAS No. 133, were 4.9% for the quarter ended September 28, 2003 and 5.2% for the quarter ended September 29, 2002. The effective borrowing rates, excluding the effect of SFAS No. 133, were 4.9% for the nine months ended September 28, 2003 and 5.2% for the nine months ended September 29, 2002. On September 28, 2003, the company had outstanding borrowings under the agreement of $34.1 million. The revolving credit loans mature on August 5, 2005.

        The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

        The company has several additional loan obligations. The outstanding balances related to these loans totaled approximately $1.3 million as of September 28, 2003 and $1.4 million as of December 29, 2002. Interest rates on these loans vary.


3.      COMPREHENSIVE INCOME:

        Comprehensive income consisted of the following:

                                                     Three Months Ended                       Nine Months Ended
(in thousands)                                Sept. 28, 2003      Sept. 29, 2002      Sept. 28, 2003      Sept. 29, 2002
                                              --------------      --------------      --------------      --------------

  Net income                                    $   839             $ 1,109             $ 2,139             $ 3,308
  Other comprehensive income:
   Foreign currency translation
       adjustment                                   562                (275)              3,632               2,472
   Unrealized income (losses) on
       derivatives and qualified cash
       flow hedges                                  220                (553)                 84                (765)
      Tax benefit                                   (75)                163                 (29)                225
                                                -------             -------             -------             -------
  Total comprehensive income                    $ 1,546             $   444             $ 5,826             $ 5,240
                                                =======             =======             =======             =======

        The components of accumulated other comprehensive deficit consist of the following:

 (in thousands)                                              September 28, 2003  December 29, 2002
                                                             ------------------  -----------------

  Unrealized losses on derivatives and
     qualified cash flow hedges, net of tax of $413
     and $441, respectively                                    $   (800)            $   (855)
  Foreign currency translation adjustments                       (4,326)              (7,958)
  Minimum pension liability adjustment,
     net of tax of $4,902                                        (9,512)              (9,512)
                                                               --------             --------
  Total accumulated other comprehensive deficit                $(14,638)            $(18,325)
                                                               ========             ========

        Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and will mature at various times through August 2007. The fair value of these contracts is recorded in the balance sheet, with the offset to "Accumulated Other Comprehensive Deficit," net of tax. Based on interest rates at September 28, 2003, the company expects to expense $36,000 in the next 12 months related to derivative instruments.


4.      BUSINESS SEGMENT INFORMATION:

        Sylvan is a worldwide producer and distributor of products for the mushroom industry, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: Spawn Products, which includes spawn-related products, services and bioproducts; and Fresh Mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter and nine months ended September 28, 2003, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the December 29, 2002 financial statements.

(in thousands)                     Three             Spawn              Fresh              Total
                                   Months           Products           Mushrooms         Reportable
                                   Ended            Segment             Segment           Segments
                                   -----            -------             -------           --------

Total revenues                      2003            $16,759            $ 7,397            $24,156
                                    2002             16,404              6,204             22,608

Intersegment revenues               2003                334                 --                334
                                    2002                333                 --                333

Operating income                    2003              2,422                488              2,910
                                    2002              2,718                436              3,154


                                    Nine             Spawn              Fresh              Total
                                   Months           Products           Mushrooms         Reportable
(in thousands)                     Ended            Segment            Segment            Segments
                                   -----            -------            -------            --------

Total revenues                      2003            $48,895            $21,887            $70,782
                                    2002             46,812             18,759             65,571

Intersegment revenues               2003                991                 --                991
                                    2002                989                 --                989

Operating income                    2003              6,610              2,013              8,623
                                    2002              7,674              2,001              9,675


Reconciliation to Consolidated Financial Data:

                                                      Three Months Ended                       Nine Months Ended
(in thousands)                                 Sept. 28, 2003     Sept. 29, 2002        Sept. 28, 2003       Sept. 29, 2002
                                               --------------     --------------        --------------       --------------

Total revenues for reportable
   segments                                      $ 24,156             $ 22,608             $ 70,782             $ 65,571
Elimination of intersegment revenues                 (334)                (333)                (991)                (989)
                                                 --------             --------             --------             --------
Total consolidated revenues                      $ 23,822             $ 22,275             $ 69,791             $ 64,582
                                                 ========             ========             ========             ========

Total operating income for reportable
   segments                                      $  2,910             $  3,154             $  8,623             $  9,675
Unallocated corporate expenses                     (1,263)                (934)              (4,092)              (3,337)
Interest expense, net                                (401)                (490)              (1,224)              (1,366)
Other income (expense)                                100                   (3)                 120                   60
                                                 --------             --------             --------             --------
Consolidated income before
   income taxes                                  $  1,346             $  1,727             $  3,427             $  5,032
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

                                                                   Three Months Ended                    Nine Months Ended
(in thousands except per share data)                          Sept. 28,            Sept. 29,         Sept. 28,         Sept. 29,
                                                                2003                 2002               2003              2002
                                                                ----                 ----               ----              ----

Net income as reported                                      $   839            $      1,109      $      2,139      $      3,308
    Total stock-based employee
       compensation determined under
       fair value method for all awards                         (48)                    (91)             (143)             (267)
       Tax benefit of fair value method                          16                      30                47                88
                                                                 --                      --                --                --

Pro forma net income                                        $   807            $      1,048      $      2,043      $      3,129

Basic earnings per share
    As reported                                             $  0.16            $       0.20      $       0.42      $       0.60
    Pro forma                                               $  0.16            $       0.20      $       0.41      $       0.60

Diluted earnings per share
    As reported                                             $  0.16            $       0.19      $       0.40      $       0.58
    Pro forma                                               $  0.16            $       0.19      $       0.40      $       0.57

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 2002: risk-free interest rates of 3.2%; no expected dividend yields; expected lives of 8.0 years; expected volatility of 34%.

6.    CONTINGENCIES:

      On September 23, 2003, the company's Sylvan Bioproducts, Inc. subsidiary received an Administrative Order from the Borough of Kennett Square, Pennsylvania, alleging that Sylvan Bioproducts failed to comply with certain wastewater sampling and reporting requirements under the terms of a Water Contribution Permit issued to the company for its facility in Kennett Square. A fine of $105,109 was assessed by the Order. The company believes that the requirements were fulfilled and it filed an appeal to the Order on October 1, 2003. Discussions are expected to be undertaken soon with the Borough and the company believes that the dispute will be resolved in a manner that will have no material impact on the company's financial statements or results of operations.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SYLVAN INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS (Three Months Ended September 28, 2003 and September 29,
2002)

CONSOLIDATED REVIEW

Net Sales

          (in thousands)            2003       2002     % Change
                                    ----       ----     --------
           Net sales             $ 23,822    $ 22,275      6.9

Net sales increased 6.9% to $23.8 million, when compared with $22.3 million for the corresponding 2002 quarter. Net sales of the Fresh Mushrooms Segment increased $1.2 million, or 19.2%, while net sales of the Spawn Products Segment increased $0.4 million, or 2.2%. On average, for the third quarter of 2003, the U.S. dollar was approximately 18% weaker, when measured against the company's applicable foreign currencies, than for the third quarter of 2002. The weakening had the effect of increasing sales and operating income during the 2003 quarter, as compared with the corresponding 2002 quarter, by approximately $1.9 million and $225,000, respectively. Overseas sales, as a percentage of net sales, were 49% in the third quarter of 2003 and 50% in the corresponding quarter of 2002.

Operating Costs and Expenses

         (in thousands)                             2003            2002        % Change
                                                    ----            ----        --------
          Cost of sales                           $ 15,139        $ 13,612        11.2
          Selling, administration,
                research and development             5,500           4,990        10.2
          Depreciation                               1,536           1,453         5.7

The company's cost of sales, expressed as a percentage of net sales, was 63.6% for the third quarter of 2003, as compared with 61.1% for the third quarter of 2002. The cost of sales percentage increased in both the Fresh Mushrooms and Spawn Products Segments, as detailed in the Business Segments presentation below. Selling, administration, research and development expenses were $5.5 million for the September 28, 2003 quarter and $5.0 million for the September 29, 2002 quarter and were 23.1% and 22.4% of net sales, respectively.

During the third quarter of 2003, the company incurred costs of approximately $170,000 related to the activities of the company's special committee of independent directors that was established by the company's board in April 2003. Approximately $70,000 of comparable costs were incurred during the third quarter of 2002 in the course of a comparable committee's evaluation of strategic plans and business alternatives.

The company recorded a net periodic pension expense of $167,500 during the quarter ended September 28, 2003 from a pension plan of a former subsidiary, as compared with a net periodic pension benefit of $37,500 for the quarter ended September 29, 2002. This expense increase was related to poor plan asset performance and a decrease in the plan's discount rate assumption.

Interest Expense

Net interest expense for the third quarter of 2003 decreased to $401,000 from $490,000 for the third quarter of 2002. The effective borrowing rate for the third quarter of 2003 was 4.5%, as compared with 5.7% for the third quarter of 2002. The company recorded interest income of $34,000 in the third quarter of 2003, as compared with $43,000 of interest expense in the third quarter of 2002, related to its interest rate swap agreements. The effective borrowing rates, excluding the effect of SFAS No. 133, were 4.9% for the quarter ended September 28, 2003 and 5.2% for the quarter ended September 29, 2002. During the 2003 quarter, the company had $20.0 million of variable-to-fixed interest rate swaps in place to manage interest rate risk that increased the average borrowing rate 1.8%. During 2002, $15.0 million of swaps increased the average borrowing rate 1.5%.

Income Tax Expense

The effective income tax rate for the third quarter of 2003 and for the corresponding 2002 quarter was 33%.

BUSINESS SEGMENTS

Spawn Products

          (in thousands)                        2003          2002       % Change
                                                ----          ----       --------
          Sales, including intersegment      $ 16,759       $ 16,404        2.2
          Operating expenses                   14,337         13,686        4.8
          Operating income                      2,422          2,718      (10.9)

Net sales of spawn and spawn-related products increased 2.2%. The effect of a weaker U.S. dollar on overseas sales increased net sales on a quarter-over-quarter comparison by $1.9 million. Spawn product sales volume decreased 4.8%, with a 3.4% increase in the Americas and a 9.1% decrease in overseas markets. Most of the volume decrease in the overseas markets resulted from a reduction in sales in France due to challenging competitive conditions and in the United Kingdom due to mushroom farm closures. Sales of disease-control agents and nutritional supplements decreased 2.5% and accounted for 16.4% of Sylvan's consolidated net sales for the third quarter.

The overseas U.S. dollar-equivalent selling price was 13.3% higher during the third quarter of 2003, as compared with the corresponding quarter of 2002, primarily due to the weakening of the U.S. dollar. Overseas local currency selling prices decreased approximately 1.3% due to the loss of sales in higher-priced territories. The selling price in the Americas decreased 7.1% as a result of adjustments to the pricing structure of some products in order to compete with the lower-priced spawn offerings of other suppliers.

Operating expenses increased 4.8% when compared with the third quarter of 2002. The effect of a weaker U.S. dollar increased operating expenses on a quarter-over-quarter comparison by $1.7 million. Within operating expenses, cost of sales was 57.0% of net sales, as compared with 55.5% for the corresponding 2002 quarter. Spawn production in overseas markets was 9.4% lower than for the third quarter of 2002, spreading costs that are primarily fixed in nature over fewer units. Operating income, as a percentage of net sales, was 14.5% for the third quarter of 2003, as compared with 16.6% for the corresponding 2002 quarter. Operating income was positively impacted by the weakening of the U.S. dollar, with an effect of approximately $225,000.

The company's bioproducts division recorded net sales of $625,000 for the third quarter of 2003, as compared with $290,000 for the third quarter of 2002. Both the Red Yeast Rice and dried Agaricus mushroom products experienced sales growth. Operating income for the third quarter of 2003 was $95,000, as compared with a $15,000 operating loss for the third quarter of 2002.

Fresh Mushrooms

          (in thousands)            2003        2002       % Change
                                    ----        ----       --------
          Sales                    $7,397       $6,204       19.2
          Operating expenses        6,909        5,768       19.8
          Operating income            488          436       11.9

Net sales of fresh mushrooms increased to $7.4 million during the third quarter, as compared with $6.2 million for the corresponding quarter of 2002. The number of pounds sold increased 8.6% and the average selling price per pound increased 2.4%.

The Fresh Mushrooms Segment's cost of sales was $5.6 million, or 75.4% of net sales, for the quarter ended September 28, 2003, as compared with $4.5 million, or 72.6%, for the 2002 third quarter. The segment's operating income for the quarter was $488,000, or 6.6% of net sales, and was 11.9% higher than the amount reported for the third quarter of 2002.

Quincy sold $0.9 million of ready-to-grow mushroom compost to its satellite farms and purchased $1.8 million of high-quality mushrooms from the satellites for immediate resale to its third-party wholesaler during the third quarter of 2003. By comparison, Quincy sold $0.4 million of ready-to-grow mushroom compost to its satellite farms and purchased $0.7 million of high-quality mushrooms in the third quarter of 2002.

RESULTS OF OPERATIONS (Nine Months Ended September 28, 2003 and September 29,
2002)

CONSOLIDATED REVIEW

Net Sales

          (in thousands)            2003          2002       % Change
                                    ----          ----       --------
           Net sales             $ 69,791       $ 64,582        8.1

Net sales increased 8.1% to $69.8 million for the first nine months of 2003, when compared with $64.6 million for the corresponding 2002 period. Net sales of the Fresh Mushrooms Segment increased $3.1 million, or 16.7%, while net sales of the Spawn Products Segment increased $2.1 million, or 4.4%. On average, for the first nine months of 2003, the U.S. dollar was approximately 19% weaker, when measured against the company's applicable foreign currencies, than for the first nine months of 2002. The weakening had the effect of increasing sales and operating income during the 2003 period, as compared with the corresponding 2002 period, by approximately $6.7 million and $610,000, respectively. Overseas sales, as a percentage of net sales, were 48% in both the nine months ended September 28, 2003 and September 29, 2002.

Operating Costs and Expenses

         (in thousands)                       2003          2002        % Change
                                              ----          ----        --------
          Cost of sales                     $ 43,969       $ 38,244       15.0
          Selling, administration,
                research and development      16,618         15,732        5.6
          Depreciation                         4,673          4,268        9.5

The company's cost of sales, expressed as a percentage of net sales, was 63.0% for the first nine months of 2003, as compared with 59.2% for the first nine months of 2002. The cost of sales percentage increased in both the Fresh Mushrooms and Spawn Products Segments, as detailed in the Business Segments presentation below. Selling, administration, research and development expenses were $16.6 million for the nine months ended

September 28, 2003 and $15.7 million for the nine months ended September 29, 2002 and were 23.8% and 24.4% of net sales, respectively.

During the first nine months of 2003, the company incurred costs of approximately $450,000 related to the activities of the company's special committee of independent directors. Approximately $165,000 in comparable costs were incurred during the first nine months of 2002 in the course of a comparable committee's evaluation of strategic plans and business alternatives.

The company recorded a net periodic pension expense of $502,500 during the nine months ended September 28, 2003 from a pension plan of a former subsidiary, as compared with a net periodic pension benefit of $112,500 for the nine months ended September 29, 2002. This expense increase was related to poor plan asset performance and a decrease in the plan's discount rate assumption.

Interest Expense

Net interest expense for the first nine months of 2003 decreased to $1,224,000 from $1,366,000 for the corresponding period of 2002. The effective borrowing rate for the first nine months of 2003 was 4.4%, as compared with 5.2% for the first nine months of 2002. The company recorded interest income of $141,000 in the 2003 period, as compared with $16,000 of interest expense in the corresponding 2002 period, related to SFAS No. 133. The effective borrowing rates, excluding the effect of SFAS No. 133, were 4.9% for the nine months ended September 28, 2003 and 5.2% for the nine months ended September 29, 2002. During the 2003 period, the company had $20.0 million of variable-to-fixed interest rate swaps in place to manage interest rate risk that increased the average borrowing rate 1.6%. During the 2002 period, $15.0 million of swaps increased the average borrowing rate 1.5%.

Income Tax Expense

The effective income tax rate for both the first nine months of 2003 and for the first nine months of 2002 was 33%.


BUSINESS SEGMENTS

Spawn Products

          (in thousands)                     2003        2002        % Change
                                             ----        ----        --------
          Sales, including intersegment    $ 48,895     $ 46,812        4.4
          Operating expenses                 42,285       39,138        8.0
          Operating income                    6,610        7,674      (13.9)

Net sales of spawn and spawn-related products increased 4.4%. The effect of a weaker U.S. dollar on overseas sales increased net sales on a nine-month over nine-month comparison by $6.7 million. Spawn product sales volume decreased 5.6%, with an 8.6% decrease in overseas markets and virtually no change in the Americas. Most of the volume decrease in the overseas markets was associated with a reduction in sales in France due to challenging competitive conditions and in the United Kingdom due to mushroom farm closures. Sales of disease-control agents and nutritional supplements increased 2.2% and accounted for 16.4% of Sylvan's consolidated net sales for the nine-month period.

The overseas U.S. dollar-equivalent selling price was 17.5% higher during the first nine months of 2003, as compared with the corresponding period of 2002, primarily due to the weakening of the U.S. dollar. Overseas local currency selling prices decreased approximately 2.2%. The selling price in the Americas decreased 5.8% as a result of adjustments to the pricing structure of some products in order to compete with the lower-priced spawn offerings of other suppliers.

Operating expenses increased 8.0% when compared with the first nine months of 2002. The effect of a weaker U.S. dollar increased operating expenses on a nine-month over nine-month comparison by $6.1 million. Within operating expenses, cost of sales was 57.2% of net sales, as compared with 54.0% for the corresponding 2002 period. Spawn production in overseas markets was 13.7% lower than for the first nine months of 2002, spreading costs that are primarily fixed in nature over fewer units. Inventory levels were also reduced in response to the lower sales volumes. Operating income, as a percentage of net sales, was 13.5% for the first nine months of 2003, as compared with 16.4% for the first nine months of 2002. Operating income was positively impacted by the weakening of the U.S. dollar, with an effect of approximately $610,000.

The company's bioproducts division recorded net sales of $1.9 million for the nine-month period ended September 28, 2003, as compared with $1.0 million for the first nine months of 2002. Both the Red Yeast Rice and dried Agaricus mushroom products experienced sales growth. Operating income for the first nine months of 2003 was $433,000, as compared with an operating loss of $393,000 for the first nine months of 2002.

Fresh Mushrooms

          (in thousands)            2003          2002        % Change
                                    ----          ----        --------
          Sales                   $ 21,887      $ 18,759         16.7
          Operating expenses        19,874        16,758         18.6
          Operating income           2,013         2,001          0.6

Net sales of fresh mushrooms increased during the first nine months of 2003 to $21.9 million, as compared with $18.8 million for the corresponding period of 2002. The number of pounds sold increased 7.2% and the average selling price per pound increased 0.9%.

The cost of sales in the Fresh Mushrooms Segment was $15.9 million, or 73.1% of net sales, for the nine months ended September 28, 2003, as compared with $12.9 million, or 69.0%, for the first nine months of 2002. The segment's operating income for the first nine months of 2003 was $2.0 million, or 9.2% of net sales, and was 0.6% higher than the amount reported for the first nine months of 2002. The positive performance of the company's satellite farms helped minimize the adverse effect of the higher labor costs.

Quincy sold $2.6 million of ready-to-grow mushroom compost to its satellite farms and purchased $5.1 million of high-quality mushrooms from the satellites for immediate resale to its third-party wholesaler during the first nine months of 2003. By comparison, Quincy sold $0.9 million of ready-to-grow mushroom compost to its satellite farms and purchased $1.9 million of high-quality mushrooms in the first nine months of 2002.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 28, 2003 was $7.1 million, as compared with $10.7 million for the corresponding period of 2002. During the first quarter of 2002, the company reduced "Other Current Assets" by approximately $2.2 million due to the release of cash that had been collateralized to support a loan from a European bank. This loan was repaid in the first quarter of 2002. Also during the first nine months of 2002, the company increased accounts payable and accrued liabilities by approximately $1.0 million primarily related to the construction of satellite farms at Quincy and liabilities recorded in connection with variable-to-fixed interest rate swaps. No corresponding increase occurred in the first nine months of 2003.

Cash used by investing activities was $2.5 million for the nine months ended September 28, 2003, as compared with $4.8 million used during the corresponding period of 2002. During the first nine months of 2003, approximately $0.4 million was expended on growth opportunities, primarily for the satellite farms at Quincy.

Total capital expenditures in 2003 are not expected to exceed $3.5 million, with additional expenditures as required for any acquisitions or new initiatives. The company routinely assesses its requirements for additional capital investments and believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $15.9 million as of September 28, 2003. Term and revolving credit decreased by $4.7 million during the nine months ended September 28, 2003, as compared with a decrease of $5.8 million during the corresponding nine-month period of 2002. The larger reduction in 2002 was related to the repayment of a European bank loan supported by the cash deposit mentioned earlier.

The company did not purchase any shares of Sylvan common stock during the first nine months of 2003. The share purchase program was suspended due to the continued activity of the special committee of Sylvan's board of directors.

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

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. It requires that companies determine whether a non-consolidated entity is a variable interest entity, as defined by FIN 46, and which company is the primary beneficiary of the variable interest entity's activities. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The company is currently evaluating the impact of adopting this interpretation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of this Statement should be applied prospectively. The application of SFAS No. 149 did not have a material effect on the company's financial statements or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of SFAS No. 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of freestanding financial instruments that embody obligations for the issuer. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after

May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the company's financial statements or results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates, and assumptions include the accounting for derivatives, environmental matters, the testing of goodwill and other intangible assets for impairment, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will differ from those estimates and assumptions that are used to prepare the company's financial statements. Despite these inherent limitations, management believes that Management's Discussion and Analysis (MD&A) and the financial statements and related footnotes provide a fair presentation. A discussion of the judgments and uncertainties associated with accounting for derivatives can be found in the Market Risks section of the MD&A included in the company's most recent Form 10-K, as amended.

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

In addition to the significant accounting policies described in Note 1 to the Consolidated Financial Statements, the company believes the following discussion addresses its critical accounting policies:

The company recognizes revenue when the title and risk of loss of the goods pass to the customer at the time of shipment.

The company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The company writes down its inventory to the lower of cost (first-in, first-out method) or market, which includes an estimate for obsolete or excess inventory based upon assumptions about future demand and market conditions.

The company monitors the recoverability of the carrying value of its long-lived assets. An impairment charge would be recognized when the expected net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value, and the asset's carrying value exceeds its fair value.

Goodwill and indefinitely-lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. The company performs this annual impairment test in the fourth quarter of each fiscal year and will perform the 2003 annual impairment test in the fourth quarter of 2003. The goodwill impairment test requires a comparison of the fair value of the company's reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

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

Sylvan is a global company and records an estimated liability for income taxes based on what it determines will likely be paid in the various tax jurisdictions in which it operates. Management uses its best judgment in the determination of these amounts; however, the liabilities ultimately realized and paid are dependent upon various matters and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the amount recorded.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

References are made in this report to expectations regarding capital expenditures, and future cash availability and the future performance of the company, in general. These "forward-looking statements" are based on currently available competitive, financial and economic data and the company's operating plans, but they are inherently uncertain. The outcome of events could prove significantly different from what is expected, depending upon such factors as the presentment of strategically attractive acquisition opportunities or new business initiatives, mushroom growing process inconsistencies, specific pricing or product initiatives of the company's spawn business competitors, competitive conditions in the mushroom market in general, changes in currency and exchange risks, a loss of a major customer, fluctuations in the values of the assets in the defined benefit plan of a former subsidiary of the company, or changes in a specific country's or region's political or economic conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented under this item in the company's Form 10-K report for the fiscal year ended December 29, 2002, as amended, has not changed materially. Information relating to the sensitivity to foreign currency exchange rate changes of the company's firmly committed sales transactions, in addition to what is presented in Item 2 of this filing, is omitted because it is an immaterial portion of total sales.

ITEM 4.  CONTROLS AND PROCEDURES

(a)         Evaluation of Disclosure Controls and Procedures

Sylvan's chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of November 6, 2003, and they concluded that these controls and procedures are effective.

(b)         Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 6, 2003.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 23, 2003, the company's Sylvan Bioproducts, Inc. subsidiary received an administrative order from the Borough of Kennett Square, Pennsylvania, alleging that Sylvan Bioproducts failed to comply with certain wastewater sampling and reporting requirements under the terms of a water contribution permit issued to the company for its facility in Kennett Square. A fine of $105,109 was assessed by the order. The company believes that the requirements were fulfilled and it filed an appeal to the Order on October 1, 2003. Discussions are expected to be undertaken soon with the Borough and the company believes that the dispute will be resolved in a manner that will have no material impact on the company's financial statements or results of operations.

There are no other pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 5.  OTHER INFORMATION

INDICATIONS OF INTEREST TO ACQUIRE SYLVAN COMMON SHARES

In June 2003, Sylvan announced the withdrawal of a nonbinding indication of interest to acquire shares of its common stock that was submitted by a group of senior officers and private investors in April 2003. A special committee of Sylvan's independent directors was established by the board of directors to evaluate the indication of interest and, at the time of the withdrawal, the company announced that the committee was going to continue to evaluate alternatives for Sylvan and its shareholders, including solicitations of interest from other parties. The committee is continuing these evaluations.

ANNUAL MEETING OF SHAREHOLDERS

In April 2003, Sylvan postponed its 2003 annual meeting of shareholders to provide the special committee with sufficient time to evaluate alternatives. Although the committee is continuing these evaluations, the company has tentatively scheduled an annual meeting for Monday, December 22, 2003. Sylvan's board of directors set Thursday, November 20, 2003, as the record date for purposes of determining which shareholders are eligible to vote at the meeting. The alternatives evaluation process being conducted by the special committee could necessitate a rescheduling of the meeting. The company will notify its shareholders if and when a rescheduling is required.

Sylvan's bylaws require that shareholders who wish to make a proposal or nominate directors give written notice to the company secretary not less than 30 days nor more than 60 days prior to the date of the meeting. The Nevada Corporation Law, the Securities and Exchange Commission and Sylvan's bylaws set other requirements that shareholders must meet in order to have their proposals considered at the annual meeting or included in company proxy materials. If you would like further information on these requirements or about submitting shareholder proposals, please contact Sylvan's company secretary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

        32     Certifications pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

        During the three-month period ended September 28, 2003, Sylvan furnished a current report on August 7, 2003, containing a press release reporting earnings for the second quarter ended June 29, 2003, and providing a financial outlook.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 2003                      SYLVAN INC.
      -------------------


                                              By:   /s/  DONALD A. SMITH
                                                 -------------------------------
                                                         Donald A. Smith
                                                         Chief Financial Officer


                                              By:   /s/  FRED Y. BENNITT
                                                 -------------------------------
                                                         Fred Y. Bennitt
                                                         Secretary/Treasurer

                                INDEX TO EXHIBITS

Exhibit No.                       Description                          Page
-----------                       -----------                          -----

   31       Rule 13a-14(a) Certification of Dennis C. Zensen            25

   31       Rule 13a-14(a) Certification of Donald A. Smith             26

   32       Section 1350 Certification of Dennis C. Zensen              27

   32       Section 1350 Certification of Donald A. Smith               28