Form 10-K
period 2003-12-31
SYLVAN INC
filed 2004-03-26
CIK 861291

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

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
                                 (724) 352-7520

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     None                                      Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant at June 29, 2003 (the last day of the registrant's second fiscal quarter of 2003) was approximately $35,190,000. As of that date, the last sale price of the registrant's common stock was $10.58 per share. Solely for purposes of this calculation, shares beneficially owned by directors and executive officers have been excluded.

     Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of March 11, 2004.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $.001 per share                       5,155,131

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        PART OF FORM 10-K INTO WHICH
                   DOCUMENT                             THE DOCUMENT IS INCORPORATED
                   --------                             ----------------------------
       Proxy Statement to Shareholders             Part III, Items 10, 11, 12, 13 and 14

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Sylvan Inc. (Sylvan, the company) is the successor to the business of a Pennsylvania corporation that was chartered in 1937. Sylvan, through its subsidiaries, is an international producer and distributor of products for the mushroom industry, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company was organized as a Delaware corporation on March 27, 1989, under the name of Sylvan Foods Holdings, Inc. It became a Securities and Exchange Commission registrant in August 1990 pursuant to the irrevocable distribution by the company's then majority shareholder, The Prospect Group, Inc., of the shares of the company that it owned to its shareholders. The company changed its name to Sylvan Inc. in July 1994 in conjunction with the change of its state of incorporation to Nevada from Delaware. The company's principal executive offices are at 333 Main Street, P.O. Box 249, Saxonburg, PA 16056-0249.

     Sylvan has two reportable business segments: Spawn Products and Fresh Mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. The Fresh Mushrooms Segment is comprised of Quincy Farms, a large, regional producer of fresh mushrooms, which operates in the southeastern part of the United States.

     Spawn Operations: Spawn products accounted for 69% of the company's total sales in 2003 and 76% of its operating income. Spawn is produced by introducing carefully maintained mushroom cultures into specific nutrient media to produce inoculum suitable for commercial spawn production. The inoculum is then combined with a sterile, grain-based substrate in a manner that promotes the colonization of the mushroom cultures throughout the substrate. The resulting culture-enriched substrate is measured into sterilized plastic bags and the filled bags are incubated in environmentally controlled growing rooms. Once the incubation is complete, the bags are refrigerated until they are shipped to customers who then initiate their crop production cycle by adding this seed-like material to the composted growing medium from which the mushrooms grow.

     The company conducts its operations through subsidiaries in North America, Europe, Australia and South Africa, and is a leading producer and distributor of mushroom spawn and various spawn-related products in each of the markets in which it has a presence. End-stage spawn production in most of the company's manufacturing facilities takes place in specialized pressure vessels in plants that are operated pursuant to rigorous quality-control standards. Two plants are located in the United States and one each in England, Ireland, the Netherlands, France, Hungary, Australia, South Africa and Canada. Sylvan's Dutch, Australian and Canadian plants function under arrangements whereby certain prominent mushroom growers in each respective country possess minority ownership of the operating company. In the course of examining site alternatives and operational factors relating to the construction of a spawn plant in these countries, the company undertook discussions with its mushroom-grower customers in each one. These discussions resulted in indications of interest on the part of some of these customers to become involved in the financing of the project in their country and participating in the plant's operation. As a result, 51% of the Australian production company, 25% of the Dutch production company, and 20% of the Canadian production company are owned by such growers. The company owns the remainder of each production company.

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

     Fresh Mushrooms Operations: The Fresh Mushrooms Segment of Sylvan's business accounted for 31% of the company's total sales in 2003 and 24% of its operating income. Sylvan operates a mushroom farm located in Quincy, Florida, that is one of the most modern and efficient mushroom production operations in North America. The facility includes a computer-controlled production system and it serves a strategic role for Sylvan as a resource for production process innovations. Included as part of the Quincy operation are four satellite mushroom growing facilities; two commenced operations in mid-2001 and two commenced operations in early 2003. Each facility is leased to an independent third party. These parties are obligated to purchase their requirements of ready-to-grow mushroom compost from Quincy and to sell their crops of mushrooms to Quincy.

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

     In January 2000, Sylvan began selling all of its mushrooms to a leading U.S. mushroom marketing organization, C And C Carriage Mushroom Company, trading as Modern Mushroom Sales Company and a wholly owned subsidiary of Modern Mushrooms, Inc., which packages and distributes them throughout the eastern United States. Prior to this contract, the mushrooms were sold to supermarkets, food processors and distributors in the mideastern and southeastern United States. The value of backlog orders for mushroom products is insignificant.

PERSONNEL

     On December 28, 2003, Sylvan had approximately 890 full-time employees, of whom about 740 were engaged in production activities and 150 in supervision, sales and administration. On December 29, 2002, Sylvan had approximately 900 full-time employees, of whom about 745 were engaged in production activities and 155 in supervision, sales and administration.

     The employees of the company's French subsidiary are subject to a national, industry-wide collective bargaining agreement and to two facility collective bargaining agreements. In addition, harvesting and packaging employees of its Quincy subsidiary are subject to a collective bargaining agreement with the United Farm Workers. The remainder of the company's workforce is not subject to collective bargaining arrangements. Management believes that its employee relations are good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The amounts of revenue, operating income and asset-related expenditures attributable to each of the company's industry segments are set forth in Note 8 of the consolidated financial statements that are included as part of this annual report.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The amounts of revenue and long-lived assets attributable to each of the company's geographic areas are set forth in Note 8 of the company's consolidated financial statements that are included as part of this annual report.

MAJOR CUSTOMER

     Most of Sylvan's Fresh Mushrooms Segment sales were to one customer. C And C Carriage Mushroom Company became the purchaser and marketer of the company's mushrooms beginning in January 2000. The $25.9 million, $24.1 million, and $23.0 million of fresh mushrooms that C And C purchased from the Quincy subsidiary for fiscal years 2003, 2002, and 2001, respectively, represented 27% of Sylvan's consolidated net sales for each year. C And C is not affiliated with Sylvan or any of its subsidiaries and the purchase and marketing contract, dated January 14, 2000, carries an initial term of five years.

COMPETITIVE CONDITIONS

     Spawn Products: Sylvan believes that there are seven companies in the United States and three companies in Canada that produce and market almost all of the spawn used by North American mushroom growers. Among these companies, Sylvan's principal North American competitor is Lambert Spawn Company. In addition, Amycel, Inc. (a division of Monterey Mushrooms, Inc.) is a major spawn producer in the United States and Europe. Much of Amycel's production in the United States is consumed by its mushroom production affiliates. In addition to Amycel, Sylvan believes that its other principal European competitors are Euromycel (France), Italspawn (Italy) and Le Lion (France). Numerous smaller spawn producers operate in the United States, Canada and in almost every European country. Sylvan competes in the spawn market with strict quality, consistency and reliability standards and through its availability of broad-based, post-sale product support services to mushroom growers.

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

     Fresh Mushrooms: Sylvan believes that the top producer of mushrooms in the United States is currently Monterey Mushrooms, Inc. Sylvan's production levels are comparable to those of a group of 10 regional producers of substantial size. The balance of the U.S. industry is fragmented, comprised of 116 smaller producers throughout the country. Quality, supply consistency and price are the principal competitive factors in the mushroom business. Although brand names have been established, competition is principally at the grocery retailer or wholesaler level, rather than at the consumer level. In order to more efficiently market their mushrooms, quite a few growers of various sizes have joined together to form marketing ventures. Sylvan believes that currently six or seven such organizations represent the sales of more than 50% of North American fresh mushroom production. Competition outside of North America is characterized primarily by the importation of processed mushroom products into the United States and Canada. However, processed mushrooms are not a material factor in Sylvan's current operations because Sylvan's mushrooms compete primarily in the fresh mushroom market. Due to the fragility of fresh mushrooms, Sylvan believes that the fresh mushroom market in the United States is somewhat protected from direct non-North American competition. Fresh mushrooms have limited shelf life, which, together with the relatively high cost of refrigerated transportation, causes markets to be regional in nature. However, for the same reasons, imbalances of supply and demand, from time to time, can and do induce price fluctuations.

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

RESEARCH

     In 2003, Sylvan's research and development expenditures totaled $1.5 million, as compared with $2.0 million in 2002 and $1.7 million in 2001. These expenditures were focused on improving the consistency, reliability and customer satisfaction for the company's existing products, the development of new products, and the support of Sylvan's bioproducts operations. The company also utilizes contracted research efforts for specific studies that may be commercially useful, but fall outside of the scope of its expertise or capabilities. None of these projects currently constitute a material proportion of the company's ongoing business.

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

ENVIRONMENTAL MATTERS

     Certain phases of the mushroom production process create discharges of conventional pollutants and other organic materials. Expenditures will routinely be required in order to enable the company's Quincy subsidiary to comply with existing and future environmental laws and regulations. Quincy averaged approximately $50,000 per year over the past five years in environmental compliance costs.

     On September 23, 2003, the company's Sylvan Bioproducts, Inc. subsidiary received an administrative order from the Borough of Kennett Square, Pennsylvania, alleging that Sylvan Bioproducts failed to comply with certain wastewater sampling and reporting requirements under the terms of a water contribution permit issued to the company for its facility in Kennett Square. A fine of $105,109 was assessed by the order. The company believes that the requirements were substantially fulfilled and it filed an appeal to the Order on October 1, 2003. Discussions have been undertaken with the Borough and the company believes that the dispute will be resolved in a manner that will have no material impact on the company's financial statements or results of operations.

MERGER DISCLOSURE DISCUSSION

     As previously announced on November 16, 2003, Sylvan entered into a definitive agreement with Snyder Associated Companies, Inc. of Kittanning, Pennsylvania, which will result in a merger between Sylvan and a Snyder affiliate. The Sylvan Board of directors, upon the unanimous recommendation of its special committee of independent directors, approved the merger and the agreement. The merger is subject to certain conditions, including the approval by a majority of the shareholders of Sylvan. Sylvan expects to be able to convene a meeting of its shareholders for that purpose in the second quarter of 2004 and, if approved by Sylvan's shareholders, the transaction is expected to be completed shortly thereafter.

     The merger agreement currently provides for a termination date of May 1, 2004 if the merger has not been completed by that date. The company intends to discuss an extension of this date with Snyder Associated Companies, Inc.

FINANCIAL INFORMATION

     Information regarding Sylvan's financial performance is set forth herein beginning on page 21.

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

SPAWN PRODUCTS SEGMENT

                                                                                     ACQUIRED/    EXPANDED/
                                         LOCATION             FLOOR AREA (FT.(2))   CONSTRUCTED   RENOVATED
                               ----------------------------   -------------------   -----------   ---------
Spawn production:              Kittanning, Pennsylvania              50,000            1981         2001
                               Dayton, Nevada                        46,000            1992         2001
                               Langeais, France                     115,000            1991           --
                               Yaxley, England                       74,000            1992         1995
                               Horst, the Netherlands                54,500            1994         1997
                               Budapest, Hungary                     29,000            1997           --
                               Navan, Ireland                        26,000            1998         1999
                               Pretoria, South Africa                17,000            1999           --
                               Windsor, Australia                    12,000            1996           --
                               Leamington, Ontario, Canada           26,000            2001           --
Inoculum production and
  research:                    Kittanning, Pennsylvania              18,000            1996         2001
                               Langeais, France                      15,000            1998           --
Spawn distribution:            Kennett Square, Pennsylvania          41,000            1999         2002
Quality assurance:             Kittanning, Pennsylvania              20,000            1997           --
                               Langeais, France                      12,000            1991           --
Compost supplement
  production:                  Des Moines, Iowa                      18,000            1997           --
Mushroom casing production:    Budapest, Hungary                     20,000            2000           --

FRESH MUSHROOMS SEGMENT

Fresh mushroom production,
  including satellite farms:   Quincy, Florida                      465,000            1981         2002

     The spawn plants in the Netherlands, Australia and Canada are owned by the company along with joint venture partners in each country. The company is the sole owner of the remainder of its principal operating properties, except for the plants in Des Moines, Iowa, and Budapest, Hungary (the mushroom casing production facility), which are leased, and the land on which the plants in Ireland and South Africa are located. The company also leases small administrative offices in Pennsylvania, California, and Switzerland, and some supplemental cold storage facilities that serve several North American and overseas market areas.

     The lease for the facility in Iowa provides for a rental payment of $119,000 per year, with a month-to-month term. The land lease for the plant in Ireland terminates in 985 years. Based on current exchange rates, the annual lease payments approximate $2,000. The lease for the buildings that house Sylvan's mushroom casing production operation in Hungary expires in September 2005 and is renewable for succeeding five-year terms. The current annual rent is approximately $93,000. The land lease for the South African plant terminates in 2048 and is renewable for additional ten-year terms thereafter. Based on current exchange rates, the current annual lease payment approximates $4,500. Payments under this lease increase approximately $200 per year throughout the term.

     The company also owns four satellite mushroom growing facilities in Quincy, Florida, that are leased to and operated by independent third parties. Construction loans relating to the plants in Ireland and the Netherlands have been collateralized with mortgages.

ITEM 3.  LEGAL PROCEEDINGS

     On November 17, 2003, a complaint was filed in the District Court, Clark County, Nevada, by Alan Kahn, an alleged shareholder, on behalf of himself and purportedly on behalf of similarly situated shareholders. The case has been transferred by stipulation to the District Court, Washoe County, Nevada. The complaint alleges generally that Sylvan and its directors breached their fiduciary and other duties to the plaintiff, by entering into the merger agreement with Snyder Associated Companies, Inc. that the company announced in November 2003. The complaint further alleges that by entering into the merger agreement, Sylvan and its directors failed to disclose material non-public information relating to the valuation of Sylvan's assets, the extent of future earnings and expected increases of profitability. The plaintiff seeks the following relief: (a) an order that the action be certified as a class action;
(b) a declaration that the defendants have breached their fiduciary and other duties; (c) an order requiring the defendants to undertake measures to assess Sylvan's net worth; and (d) an injunction enjoining the consummation of the merger. Sylvan is vigorously defending these allegations. On January 22, 2004, Sylvan filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted. The plaintiff filed a brief in opposition to Sylvan's motion to dismiss on February 19, 2004. Sylvan filed a reply to plaintiff's brief in opposition on March 12, 2004. The motion is pending before the Court.

     On September 23, 2003, the company's Sylvan Bioproducts, Inc. subsidiary received an administrative order from the Borough of Kennett Square, Pennsylvania, alleging that Sylvan Bioproducts failed to comply with certain wastewater sampling and reporting requirements under the terms of a water contribution permit issued to the company for its facility in Kennett Square. A fine of $105,109 was assessed by the order. The company believes that the requirements were substantially fulfilled and it filed an appeal to the Order on October 1, 2003. Discussions have been undertaken with the Borough and the company believes that the dispute will be resolved in a manner that will have no material impact on the company's financial statements or results of operations.

     There are no other pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended December 28, 2003. However, Sylvan Inc.'s annual meeting of shareholders was held on December 29, 2003. At the meeting, the following individuals, constituting the full board, were elected directors of the company to serve for a term of one year, expiring in 2004.

                                                                NUMBER OF VOTES
                                                              --------------------
                                                                 FOR      WITHHELD
                                                              ---------   --------
William L. Bennett..........................................  3,577,417    39,325
Monir K. Elzalaki...........................................  3,235,248   381,494
Jeanine C. Heller...........................................  3,235,131   381,611
Virgil H. Jurgensmeyer......................................  3,577,417    39,325
Nelson Obus.................................................  3,556,917    59,825
Dennis C. Zensen............................................  3,235,248   381,494

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

NAME                          AGE                             POSITION
----                          ---                             --------
Dennis C. Zensen............  65    Chairman of the Board, President and Chief Executive Officer
                                    of Sylvan
Donald A. Smith.............  42    Chief Financial Officer of Sylvan
Fred Y. Bennitt.............  59    Secretary/Treasurer of Sylvan
Monir K. Elzalaki...........  48    President of Sylvan America, Inc.
Gregory J. Verhagen.........  43    President of Quincy Farms
Gary D. Walker..............  56    President of Sylvan Bioproducts, Inc.
Michael A. Walton...........  54    Managing Director of Sylvan's European Operations

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

     Mr. Walker was appointed president of Sylvan Bioproducts in 1998, after serving as manager and developer of the company's bioproducts business since the beginning of 1994. He joined Sylvan in 1992 and served as president of its Moonlight subsidiary until its closure in December 1993.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     Sylvan's common stock trades on The Nasdaq Stock Market under the symbol "SYLN." Set forth below are the high and low sales prices for Sylvan's common stock for 2003 and 2002, as reported by The Nasdaq Stock Market.

                            2003                              HIGH PRICE   LOW PRICE
                            ----                              ----------   ---------
1st Qtr.....................................................    $10.65       $8.85
2nd Qtr.....................................................     11.50        9.37
3rd Qtr.....................................................     10.61        9.85
4th Qtr.....................................................     12.25        9.75

                            2002                              HIGH PRICE   LOW PRICE
                            ----                              ----------   ---------
1st Qtr.....................................................    $12.30      $11.05
2nd Qtr.....................................................     13.26       11.21
3rd Qtr.....................................................     14.00       11.69
4th Qtr.....................................................     12.23       10.18

     (b) Holders of Common Equity

     As of March 8, 2004, there were approximately 800 shareholders of record of Sylvan common stock.

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

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                         FISCAL YEAR ENDED
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                                  (IN MILLIONS EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
  Net sales......................  $     95.0   $     88.2   $     85.9   $     85.9   $     89.8
  Operating income...............         5.7          9.1         11.0         11.5         10.6
  Net income.....................         2.8          4.7          5.8          6.7          6.1
  Net income per common share --
     basic (1)...................        0.55         0.86         1.06         1.18         1.00
  Net income per common share --
     diluted (1).................        0.55         0.86         1.05         1.18         1.00
  Weighted average
     shares -- basic.............   5,140,322    5,402,859    5,500,799    5,658,860    6,112,007
  Weighted average
     shares -- diluted...........   5,163,852    5,454,700    5,551,673    5,665,974    6,130,694
BALANCE SHEET DATA:
  Total assets...................  $    113.9   $    106.8   $    107.1   $    105.8   $    109.5
  Long-term debt and other long-
     term liabilities............        44.0         48.0         43.8         46.1         50.4
  Shareholders' equity...........        57.0         47.3         50.9         49.5         47.2
  Working capital................        26.9         24.6         23.2         23.0         22.8
  Net cash provided by
     operations..................         9.8         12.7         10.7          9.7         13.0
  Net cash used in investing.....         3.1          6.1          8.7          6.2         12.2
  Net cash (used in) provided by
     financing...................        (7.6)        (6.8)        (1.8)        (5.2)         1.4
  Cash dividends per common
     share.......................          --           --           --           --           --

---------------

(1) Earnings per share for the year may be different than the sum of the quarterly earnings per share due to rounding.

                        QUARTERLY RESULTS OF OPERATIONS

                                                 FIRST        SECOND       THIRD        FOURTH
                                                QUARTER      QUARTER      QUARTER      QUARTER
                                               ----------   ----------   ----------   ----------
                                                  (UNAUDITED, IN THOUSANDS EXCEPT SHARE DATA)
2003:
  Net sales..................................  $   22,382   $   23,587   $   23,822   $   25,197
  Gross profit...............................       8,591        8,548        8,683        9,699
  Net income.................................         833          467          839          700
  Net income per common share -- basic.......        0.16         0.09         0.16         0.14
  Net income per common share -- diluted.....        0.16         0.09         0.16         0.14
  Weighted average shares -- basic...........   5,131,131    5,132,345    5,144,131    5,153,680
  Weighted average shares -- diluted.........   5,144,419    5,161,591    5,160,833    5,191,580
2002:
  Net sales..................................  $   20,918   $   21,388   $   22,275   $   23,610
  Gross profit...............................       8,840        8,834        8,663        9,745
  Net income.................................       1,216          985        1,109        1,360
  Net income per common share -- basic.......        0.22         0.18         0.20         0.26
  Net income per common share -- diluted.....        0.22         0.18         0.20         0.25
  Weighted average shares -- basic...........   5,432,052    5,435,171    5,439,697    5,304,318
  Weighted average shares -- diluted.........   5,481,924    5,499,634    5,502,408    5,334,800

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

                             RESULTS OF OPERATIONS
                          COMPARISON OF 2003 WITH 2002

NET SALES

     Net sales for 2003 were $95.0 million, a $6.8 million increase from the $88.2 million for 2002. Net sales in the Fresh Mushrooms Segment increased $4.0 million and net sales in the Spawn Products Segment increased $2.8 million. On average, the U.S. dollar was approximately 16.9% weaker in 2003, when measured against the company's applicable foreign currencies, than in 2002. The effect of this weakening increased net sales during 2003, as compared with 2002, by approximately $6.0 million. International sales, as a percentage of net sales, were 48.9% in 2003 and 48.7% in 2002.

     Spawn Products: Net sales of spawn and spawn-related products were $66.8 million, as compared with $64.0 million for 2002. Foreign currency translation fluctuations had the effect of increasing sales on a year-over-year comparison by $6.0 million. Sales of disease-control agents and nutritional supplements decreased $0.5 million, or 2.9%, and accounted for 16.1% of Sylvan's consolidated net sales. Spawn product sales volume decreased 4.6%, with a 6.8% decrease in overseas markets and a 0.5% decrease in the Americas, decreasing net sales by $2.0 million. Most of the volume decrease in the overseas markets was associated with a reduction in sales in France due to competitive conditions and in the United Kingdom due to mushroom farm closures. The average local market price in international locations decreased 2.2% due to lower volumes sold in territories with higher selling prices. The effect of this territorial shift in 2003 was a decrease in net sales of approximately $0.6 million. The average overseas U.S. dollar equivalent selling price was 17.1% higher during 2003, as compared with 2002, due to the weakening of the U.S. dollar. The selling price in the Americas decreased 5.3% in 2003, as compared with 2002, due to adjustments in the pricing structure of some products in order to compete with the lower-priced offerings of other suppliers. Net sales of the bioproducts division increased $1.4 million, from $1.3 million in 2002 to $2.7 million in 2003, primarily due to sales growth for the dried Agaricus mushroom product.

     On August 15, 2003, the U.S. Department of Agriculture released its annual statistical report on mushrooms covering the fiscal year July 2002 through June 2003. The Department reported that the amount of Agaricus growing area planted was virtually equal to the prior fiscal year and was 2.1% lower than the fiscal year ended June 2001.

     Fresh Mushrooms: Net sales of fresh mushrooms increased 15.7% during 2003 to $29.5 million, as compared with $25.5 million for 2002. This increase in sales was primarily due to three factors. The completion of two additional satellite farms caused sales of ready-to-grow mushroom compost to increase from $1.3 million in 2002 to $3.6 million in 2003. Also, Quincy experienced a 5.2% increase in the number of pounds sold and a 2.3% higher selling price per pound.

COST OF SALES

     The company's cost of sales, expressed as a percentage of net sales, was 62.6% for 2003 and 59.1% for 2002. Lower margins were experienced in the Fresh Mushrooms Segment and in the Spawn Products Segment.

     Spawn Products: The cost of sales, as a percentage of net sales, was 56.8% for 2003, as compared with 54.0% for 2002. Spawn production during 2003 was 5.8% lower than for 2002, spreading costs that are primarily fixed in nature over fewer units. The overall discard rate for spawn production was 5.8% in 2003 and 4.8% in 2002.

     Fresh Mushrooms: The cost of sales percentage was 72.9% for 2003 and 68.9% for 2002. The cost of sales percentage increased due to an increase in the purchase and immediate resale of mushrooms from the satellite farms which provide a small gross margin. Quincy purchased approximately $6.9 million of high-quality mushrooms from its satellite farms in 2003, as compared with $2.9 million in 2002, which were immediately resold to its third-party marketer. The segment's operating income in 2003 was virtually equal to 2002. The positive performance of the company's satellite farms, as well as the sale of ready-to-grow mushroom compost to the satellite farms, helped minimize the adverse effect of higher labor costs.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses increased to $22.1 million, or 23.3% of net sales, as compared with $19.4 million, or 22.0%, for 2002. This increase consisted primarily of $1.4 million in professional fees related to merger activities, and was partially offset by a $0.4 million decrease in salaries and benefits expense that resulted from staffing reductions. In addition, the weakening of the U.S. dollar had the effect of increasing selling and administrative expenses by $1.1 million during 2003, as compared with 2002. The variance also included an increase over the prior year of $0.8 million, from a benefit of $0.1 million in 2002 to an expense of $0.7 million in 2003, in net periodic benefit expense related to the pension plan of a former subsidiary. The net periodic pension expense for 2004 is expected to be $0.5 million.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased 22.3% in 2003 to $1.5 million, when compared with $2.0 million in 2002, primarily due to the assignment of some of European personnel to the performance of quality control duties, which is included in cost of sales. The company expects Research and Development expenses for 2004 to be similar to 2003 expenditures.

DEPRECIATION EXPENSE

     Depreciation expense was $6.1 million in 2003, an increase of 9.5% over the $5.6 million reported for 2002. Most of this increase related to the relatively weaker U.S. dollar.

OPERATING INCOME

     Operating income decreased $3.4 million, from $9.1 million in 2002 to $5.7 million in 2003, as a result of the cumulative effects of the items discussed above. Also, the weakening of the U.S. dollar had the effect of increasing operating income by approximately $0.9 million in 2003.

INTEREST EXPENSE

     Net interest expense for 2003 was $1.6 million, 16.4% lower than the interest expense recorded for 2002. This decrease in interest expense was mainly the result of a corresponding decrease in outstanding debt levels, which dropped from $38.4 million in 2002 to $33.7 million in 2003. Also, the effective interest rate for 2003 was 4.4%, as compared with 5.0% for 2002. During 2003, the company recorded other comprehensive income of $175,000 net of tax related to hedge instruments under SFAS No. 133. In 2003, the company had variable-to-fixed interest rate swaps in place to manage interest rate risk that increased the average borrowing rate 1.6%. Swaps increased the average borrowing rate 1.5 % in 2002.

INCOME TAX EXPENSE

     The company's overall effective tax rate for 2003 was 33.0%. The effective tax rate for 2002 was 33.5%. The lower effective tax rate for 2003 was the result of a smaller portion of the company's taxable income being derived from higher tax-rate jurisdictions. Included in net deferred tax liabilities as of December 28, 2003 are unrealized tax benefits amounting to approximately $2.3 million related to net operating loss carryforwards. The realization of these tax benefits is contingent on future taxable net income being generated by certain foreign and domestic operations. The life of the carryforwards is determined by various foreign and state taxation jurisdictions. Approximately $0.3 million of the net operating losses has an indefinite carryforward period. The remaining $2.0 million of net operating losses will expire between 2004 and 2018. The company has recognized a valuation allowance of $1.6 million that reduces the carrying value of unrealized net deferred tax benefits relating to net operating loss carryforwards to offset the deferred tax benefits that may not be realized.

                             RESULTS OF OPERATIONS
                          COMPARISON OF 2002 WITH 2001

NET SALES

     Net sales for 2002 were $88.2 million, a $2.3 million increase from the $85.9 million for 2001. Net sales in the Fresh Mushrooms Segment increased $1.9 million and net sales in the Spawn Products Segment increased $0.4 million. On average, the U.S. dollar was approximately 4.5% weaker in 2002, when measured against the company's applicable foreign currencies, than in 2001. The effect of this weakening increased net sales, as compared with 2001, by approximately $2.4 million. International sales, as a percentage of net sales, were 48.7% in 2002 and 50.2% in 2001.

     Spawn Products: Net sales of spawn and spawn-related products were $64.0 million, as compared with $63.6 million for 2001. Foreign currency translation fluctuations had the effect of increasing sales on a year-over-year comparison by $2.4 million. Sales of disease-control agents and nutritional supplements increased $1.5 million, or 10.9%, and accounted for 17.9% of Sylvan's consolidated net sales. Spawn product sales volume decreased 3.7%, with a 6.7% decrease in the Americas and a 2.0% decrease in overseas markets, decreasing net sales by $1.9 million. The volume decrease in the Americas related to the continued changing of market conditions in the mushroom industry, which began in 2001 and increased competitive pressures. The volume decreases in the overseas markets were related to the closure of mushroom farms in the United Kingdom and a reduction in plantings during the fourth quarter of 2002 in the Netherlands. The average local market price in international locations decreased 1.9% due to lower volumes sold in territories with higher selling prices. The effect of this territorial shift in 2002 was a decrease in net sales of approximately $0.7 million. The average overseas U.S. dollar equivalent selling price was 3.4% higher during 2002, as compared with 2001, due to the weakening of the U.S. dollar. The selling price in the Americas was essentially unchanged. Net sales of the bioproducts division decreased $0.7 million due to increased Chinese competition for sales of a specialized variety of mushroom.

     In its annual statistical report on mushrooms covering the fiscal year July 2001 through June 2002, the U.S. Department of Agriculture reported that the amount of Agaricus growing area planted was virtually equal to the prior fiscal year and 9.6% lower than the fiscal year ended June 2000. Sylvan experienced additional price and payment-term competition in the United States during the second half of 2001 coinciding with the reduction in the growing area planted. The competitive situation intensified during the second half of 2002.

     Fresh Mushrooms: Net sales of fresh mushrooms increased 8.1% during 2002 to $25.5 million, as compared with $23.6 million for 2001. This increase was due to a 4.3% increase in the number of pounds sold and a 0.6% higher selling price per pound. Quincy Farms generated an increase in its yield per square foot and an improvement in the quality of its mushrooms. The first two satellite farms, which commenced operations during the second quarter of 2001, purchased $1.3 million of ready-to-grow mushroom compost and sold approximately $3.0 million of high-quality mushrooms to Quincy for immediate resale to its third-party marketer. In December 2002 and January 2003, Quincy completed two additional satellite farms. Satellite farms are independently owned small scale mushroom growing and harvesting facilities. The compost that they use to grow their mushrooms is prepared, seeded, transported and sold to them by Quincy, but they are geographically separated from the Quincy operation. The mushrooms are harvested by the operators of the satellite facilities and transported to the Quincy site where they are purchased from the operators and packaged and distributed by C And C Carriage (Modern Mushrooms).

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

OPERATING INCOME

     Operating income decreased $1.9 million, from $11.0 million in 2001 to $9.1 million in 2002, as a result of the cumulative effects of the items discussed above. Also, the weakening of the U.S. dollar had the effect of increasing operating income by approximately $0.2 million in 2002.

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

                        LIQUIDITY AND CAPITAL RESOURCES

     Sylvan evaluates its liquidity and capital resources position by comparing its investment opportunities with its cash position, operating cash flow trends and credit availability. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk on page 19 for a discussion of management of foreign currency and interest rate risk. Available credit under the company's $50.0 million revolving credit agreement was $17.6 million as of December 28, 2003. The agreement originally provided for a total credit amount of $55.0 million with a $5.0 million reduction of the total credit amount in 2003 and an additional $5.0 million reduction in 2004.

     Net cash provided by operating activities was $9.8 million in 2003, as compared with $12.7 million in 2002 and $10.7 million for 2001. During the first quarter of 2002, the company reduced "Other Current Assets" by approximately $2.2 million due to the release of cash that had been collateralized to support a loan from a European bank. This loan was repaid in the first quarter of 2002.

     Cash used in investing activities was $3.1 million for 2003, as compared with $6.1 million and $8.7 million during 2002 and 2001, respectively. Most of the cash used in investing activities was for capital expenditures, net of proceeds from the sale of assets, which totaled $3.1 million in 2003, $6.1 million in 2002 and $8.6 million in 2001. The majority of the growth capital expenditures for 2003 were related to Quincy's satellite farms ($0.4 million). Maintenance capital for 2003 was $2.6 million.

     Net capital expenditures in 2004 are not expected to exceed $4.0 million for existing operations, with additional expenditures as may be required for acquisitions or new initiatives.

     During 2003, cash of $7.6 million was used in financing activities, as compared with $6.8 million and $1.8 million during 2002 and 2001, respectively. Net payments to reduce debt and revolving credit obligations were $7.9 million in 2003, as compared with $3.6 million in 2002 and $0.7 million in 2001. The decreases in outstanding debt related primarily to the positive cash flows from operations in excess of capital additions. Sylvan purchased 333,321 and 107,271 shares of its stock at average prices of $10.60 and $11.37 during 2002 and 2001, respectively. During 2003, the company purchased no shares of Sylvan stock. The three-year stock buyback program to purchase a total of 1.3 million shares, that was instituted in the fourth quarter of 2002, was suspended in 2003. The company routinely assesses its requirements for additional capital investments as it experiences continued growth in its operations. The revolving credit facility and net operating cash flows are expected to provide sufficient funding for projected 2004 capital expenditures.

     Sylvan has never paid and does not intend to pay cash dividends in the future. The company currently has a policy of retaining its earnings to fund operations, expansion and the purchase of treasury shares. The company's revolving credit agreement contains financial covenants that permit, but limit, the payment of dividends by Sylvan.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

     Below are tables that summarize the company's contractual obligations and commercial commitments on December 28, 2003:

                                                               PAYMENTS DUE BY PERIOD
                                                -----------------------------------------------------
                                                          LESS THAN                            AFTER
                                                 TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                                -------   ---------   ---------   ---------   -------
                                                                   (IN THOUSANDS)
Contractual Obligations:
Long-Term Debt................................  $33,658    $  110      $32,917      $148       $483
Interest on Long-Term Debt....................    2,539     1,392          918        95        134
Capital Lease Obligations.....................       --        --           --        --         --
Operating Lease Obligations...................    1,660       738          804       100         18
Purchase Obligations..........................      733       733           --        --         --
Other Long-Term Obligations...................      872       235          220       200        217
Research Contract.............................    1,011       301          609       101         --
                                                -------    ------      -------      ----       ----
TOTAL CONTRACTUAL CASH OBLIGATIONS............  $40,473    $3,509      $35,468      $644       $852
                                                =======    ======      =======      ====       ====

                                                       AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                  ----------------------------------------------------
                                                           LESS THAN                            AFTER
                                                  TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                                  ------   ---------   ---------   ---------   -------
Other Commercial Commitments:
Standby Letter of Credit........................  $1,000      $--       $1,000        $--        $--

     The tables above include all the company's contractual obligations and off-balance sheet arrangements and associated interest when appropriate. The company used contractual and variable interest rates existing at December 28, 2003 to determine interest obligations associated with Long-Term Debt. The interest rates range from 2.5% to 8.5%. Variable interest rates are subject to changes based on interest rate market conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in the company's interim and annual filings. The provisions of FIN 45 are effective for financial statements issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years after December 15, 2002. The adoption of FIN 45 did not have a material impact on the company's financial statements or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB revised FIN 46 to clarify certain provisions and modify its effective date. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. It requires that companies determine whether a non-consolidated entity is a variable interest entity, as defined by FIN 46, and which company is the primary beneficiary of the variable interest entity's activities. The requirements of FIN 46 apply to all variable interest entities held no later than the end of the interim reporting period ending after March 15, 2004. Variable interest entities held in special purpose entities shall apply FIN 46 no later than the end of the reporting period ending after December 15, 2003. The company is currently evaluating the impact of this interpretation.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates, and assumptions include the accounting for derivatives, environmental matters, the testing of goodwill and other intangible assets for impairment, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will differ from those estimates and assumptions that are used to prepare the company's financial statements. Despite these inherent limitations, management believes that Management's Discussion and Analysis (MD&A) and the financial statements and related footnotes provide a fair presentation. A discussion of the judgments and uncertainties associated with accounting for derivatives can be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     A summary of the company's significant accounting policies is included in
Note 1 to the Consolidated Financial Statements, included herein. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

     In addition to the significant accounting policies described in Note 1 to the Consolidated Financial Statements, the company believes the following discussion addresses its critical accounting policies:

     - the company recognizes revenue when the title and risk of loss of the goods pass to the customers at the time of shipment;

     - the company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the company's customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required;

     - the company writes down its inventory to the lower of cost (first-in, first-out method) or market, which includes an estimate for obsolete or excess inventory based upon assumptions about future demand and market conditions; and

     - the company monitors the recoverability of the carrying value of its long-lived assets. An impairment charge would be recognized when the expected net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value, and the asset's carrying value exceeds its fair value.

     In order to manage interest rate exposure, the company utilizes interest rate swaps under its fair value hedging strategy in order to convert a portion of its floating rate debt to fixed-rate basis. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of floating rate debt converted to fixed as of December 28, 2003, a variance of 10% in the related interest rate would cause annual interest expense related to this debt to change by approximately $50,000.

     The company is subject to various environmental laws and regulations that govern the discharge of wastewater, which may require that we investigate and remediate the effects of such discharge at our operations. Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable. The company's outstanding environmental liability at December 28, 2003 was $25,000.

     The company believes that an accounting estimate related to asset impairment is a "critical accounting estimate" as it is susceptible to change from period to period, because it requires management to make assumptions about cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the income statement. Management's assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to do so in the future.

     Goodwill and indefinitely lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. The company performs this annual impairment test in the fourth quarter of each fiscal year. The goodwill impairment test requires a comparison of the fair value of the company's reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities. The company believes that an accounting estimate related to the goodwill impairment is a "critical accounting estimate" because the underlying assumptions used for the discounted cash flow can change from period to period and these changes could cause a material impact to the income statement. Management's assumptions about discount rates, inflation rates and other internal and external economic conditions require significant judgment based on fluctuating rates and anticipated future revenues. Additionally, SFAS No. 142 requires that the goodwill be analyzed for impairment on an annual basis using the assumptions that apply at the time the analysis is updated.

     Other areas of significant judgments and estimates include the liabilities and expenses for pensions and other postretirement benefits. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability and the long-term rate of return on plan assets. The rate used to discount future estimated liabilities is determined considering the rates available at year-end on debt instruments that could be used to settle the obligations. Lowering the discount rate by 0.5% (from 6.10% to 5.60%) would increase the company's projected benefit obligation as of December 28, 2003 by approximately $2.1 million. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. Effective October 31, 2002, Sylvan reduced the assumption for the expected long-term return on plan assets to 8.5% from 9.0%. Pension expense increases as the expected long-term rate of return decreases. Therefore, had Sylvan assumed an expected long-term rate of return of 8.5% for all of 2002, the company's pension expense for 2002 would have been approximately $145,000 higher than the amount recorded.

     Sylvan is a global company and records an estimated liability for income taxes based on what it determines will likely be paid in the various tax jurisdictions in which it operates. Management uses its best judgment in the determination of these amounts; however, the liabilities ultimately realized and paid are dependent upon various matters and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the amount recorded. Included in net deferred tax liabilities as of December 28, 2003 are unrealized tax benefits amounting to approximately $2.3 million related to net operating loss carryforwards. The realization of these tax benefits is contingent on future taxable net income being generated by certain foreign and domestic operations. The life of the carryforwards is determined by various foreign and state taxation jurisdictions. Approximately $0.3 million of the net operating losses has an indefinite carryforward period. The remaining $2.0 million of net operating losses will expire between 2004 and 2018. The company has recognized a valuation allowance of $1.6 million that reduces the carrying value of unrealized net deferred tax benefits relating to net operating loss carryforward to offset the deferred tax benefits that may not be realized.

MERGER DISCLOSURE DISCUSSION

     As previously announced on November 16, 2003, Sylvan entered into a definitive agreement with Snyder Associated Companies, Inc. of Kittanning, Pennsylvania, which will result in a merger between Sylvan and a Snyder affiliate. The Sylvan Board of directors, upon the unanimous recommendation of its special committee of independent directors, approved the merger and the agreement. The merger is subject to certain conditions, including the approval by a majority of the shareholders of Sylvan. Sylvan expects to be able to convene a meeting of its shareholders for that purpose in the second quarter of 2004 and, if approved by Sylvan's shareholders, the transaction is expected to be completed shortly thereafter.

     The merger agreement currently provides for a termination date of May 1, 2004 if the merger has not been completed by that date. The company intends to discuss an extension of this date with Snyder Associated Companies, Inc.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage this risk, the company enters into various contracts and options. A discussion of accounting policies for derivative instruments is included in Note 1 to Sylvan's consolidated financial statements which are included herein.

     Foreign Currency Exchange Rate Risk: Note 8 of the consolidated financial statements sets forth revenues for three years based on the location of the company's customers. Sylvan has foreign currency exposures related to buying, selling and financing in currencies other than the U.S. dollar. This exposes the company's future earnings, assets, liabilities, cash flow and financial instruments that are denominated in foreign currencies.

     Sylvan believes that its most significant financial instrument rate exposure relates to its activities in Europe. As of December 28, 2003, the net fair value liability of euro denominated financial instruments was approximately $11.1 million. The potential fair value loss of a hypothetical 10% adverse change in the currency exchange rate would be approximately $1.1 million.

     Interest Rate Risk: The company is subject to market risk from exposure to changes in interest rates based on its financing practices. This risk is managed by entering into a variety of financial instruments to maintain a desired level of exposure. The net fair value liability at December 28, 2003 of all financial instruments subject to interest rate exposures was approximately $32.4 million. The table below provides information about the company's financial instruments that are sensitive to interest rates. For debt obligations, the table presents principal cash flow and related weighted average interest rates according to their expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates according to their expected maturity dates. Weighted average interest rates are based on the LIBOR rate in effect at the reporting date. No future rate assumptions have been made. The average received rate for interest rate swaps in 2003 was 1.24%, as compared with 1.60% for 2002. This decrease was the result of market rate reductions.

                                        EXPECTED MATURITY DATE FOR PERIODS ENDED DECEMBER
                         --------------------------------------------------------------------------------
                          2004     2005      2006      2007     2008    THEREAFTER    TOTAL    FAIR VALUE
                         ------   -------   -------   -------   -----   ----------   -------   ----------
                                                          (IN THOUSANDS)
Liabilities
Long-term debt
  Fixed rate...........  $  110   $   456   $    74   $    74   $  74      $483      $ 1,271    $ 1,271
  Average interest
    rate...............    6.20%     6.66%     6.20%     6.20%   6.20%     6.20%
  Variable rate........      --    32,387        --        --      --        --      $32,387    $32,223
  Average interest
    rate...............      --      2.81%       --        --      --        --
Interest rate swaps
  Fixed-to-variable
    rate...............  $5,000                       $10,000                        $15,000    $(1,029)
  Average pay rate.....    1.35%                         5.48%                          3.65%
  Average receive
    rate...............    1.18%                         1.27%

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     From time to time in this annual report, references are made to expectations capable of influencing Sylvan's future financial performance, such as the profit contribution and cost of sales impact of the satellite farms, changes in capital expenditures and in research and development expenditures, the continuation of the company's share purchase program, cash flows from operations and bank borrowings, and future interest rate sensitivity. Events could turn out to be significantly different from what is expected. The following factors, among others, in some cases have affected and in the future could affect the company's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements:

     - pricing or product initiatives of the company's competitors;

     - changes in exchange risks with respect to currencies used in the company's markets;

     - the loss of key executives or other employees of the company;

     - failure to achieve production yield expectations;

     - the loss of a major customer;

     - market-driven fluctuations of the asset values in the defined benefit plan of a former subsidiary of the company; and

     - acts of terrorism, war or concerns of the public about such acts or threats of such acts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Sylvan Inc:

     We have audited the accompanying consolidated balance sheets of Sylvan Inc. and subsidiaries (the Company) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 28, 2003 and December 29, 2002 listed in the index in Item 15(a) of this Registration Statement. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Sylvan Inc. and subsidiaries as of December 30, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule in their reports dated February 1, 2002.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylvan Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As more fully discussed in Note 1 to the consolidated financial statements, effective December 31, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

     As discussed above, the consolidated financial statements of Sylvan Inc. as of December 30, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of December 31, 2001. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustment to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                                /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
February 2, 2004

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

                                               /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 1, 2002

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the company's Annual Report on Form 10-K for the year ended December 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report Form 10-K. See Information Regarding the Consent of Arthur Andersen LLP (page 47) for further discussion.

                          SYLVAN INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DEC. 28, 2003      DEC. 29, 2002
                                                              --------------     --------------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
                                            ASSETS
Current Assets:
  Cash and cash equivalents.................................     $  5,849           $  5,624
  Trade accounts receivable, net of allowance for doubtful
     accounts of $1,059 and $795, respectively..............       15,901             14,399
  Inventories...............................................       12,514             11,425
  Prepaid income taxes and other expenses...................        1,868              1,495
  Other current assets......................................        1,468              1,494
                                                                 --------           --------
     TOTAL CURRENT ASSETS...................................       37,600             34,437
                                                                 --------           --------
Property, Plant and Equipment:
  Land and improvements.....................................        4,420              3,987
  Buildings.................................................       48,034             43,699
  Equipment.................................................       63,760             56,895
                                                                 --------           --------
                                                                  116,214            104,581
Less -- Accumulated depreciation............................      (55,080)           (45,794)
                                                                 --------           --------
     TOTAL PROPERTY, PLANT AND EQUIPMENT, NET...............       61,134             58,787
                                                                 --------           --------
INTANGIBLE ASSETS, net of accumulated amortization of $5,472
  and $4,691, respectively..................................       13,999             12,321
OTHER ASSETS, net of accumulated amortization of $694 and
  $597, respectively........................................        1,132              1,261
                                                                 --------           --------
     TOTAL ASSETS...........................................     $113,865           $106,806
                                                                 ========           ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................     $    110           $    223
  Accounts payable -- trade.................................        5,739              3,895
  Accrued salaries, wages and employee benefits.............        2,649              2,771
  Other accrued liabilities.................................        1,164              1,413
  Income taxes payable......................................          999              1,545
                                                                 --------           --------
     TOTAL CURRENT LIABILITIES..............................       10,661              9,847
                                                                 --------           --------
LONG-TERM AND REVOLVING-TERM DEBT...........................       33,548             38,162
                                                                 --------           --------
Other Long-Term Liabilities:
  Other employee benefits...................................       10,208              9,538
  Other.....................................................          230                256
                                                                 --------           --------
     TOTAL OTHER LONG-TERM LIABILITIES......................       10,438              9,794
                                                                 --------           --------
MINORITY INTEREST...........................................        2,195              1,741
Shareholders' Equity:
  Common stock, voting, par value $.001, 10,000,000 shares
     authorized, 6,752,405 and 6,728,405 shares issued in
     2003 and 2002, respectively............................            7                  7
  Additional paid-in capital................................       17,524             17,284
  Retained earnings.........................................       67,804             64,965
Less -- Treasury stock, at cost, 1,597,274 shares in 2003
  and 2002..................................................      (16,669)           (16,669)
                                                                 --------           --------
                                                                   68,666             65,587
Accumulated other comprehensive loss........................      (11,643)           (18,325)
                                                                 --------           --------
     TOTAL SHAREHOLDERS' EQUITY.............................       57,023             47,262
                                                                 --------           --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............     $113,865           $106,806
                                                                 ========           ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                             (IN THOUSANDS EXCEPT SHARE DATA)
NET SALES................................................  $   94,988   $   88,192   $   85,911
                                                           ----------   ----------   ----------
Operating Costs and Expenses:
  Cost of sales..........................................      59,467       52,109       49,818
  Selling and administrative.............................      22,134       19,416       18,006
  Research and development...............................       1,526        1,965        1,721
  Depreciation...........................................       6,179        5,642        5,375
                                                           ----------   ----------   ----------
                                                               89,306       79,132       74,920
                                                           ----------   ----------   ----------
OPERATING INCOME.........................................       5,682        9,060       10,991
INTEREST EXPENSE, NET....................................       1,560        1,865        2,532
OTHER INCOME (EXPENSE)...................................         417           (3)         (19)
                                                           ----------   ----------   ----------
INCOME BEFORE INCOME TAXES...............................       4,539        7,192        8,440
                                                           ----------   ----------   ----------
Provision for Income Taxes:
  Current................................................       1,455        2,082        2,216
  Deferred...............................................          43          324          274
                                                           ----------   ----------   ----------
                                                                1,498        2,406        2,490
                                                           ----------   ----------   ----------
INCOME BEFORE MINORITY INTEREST IN INCOME OF CONSOLIDATED
  SUBSIDIARIES...........................................       3,041        4,786        5,950
                                                           ----------   ----------   ----------
MINORITY INTEREST IN INCOME OF CONSOLIDATED
  SUBSIDIARIES...........................................         202          117          121
                                                           ----------   ----------   ----------
NET INCOME...............................................  $    2,839   $    4,669   $    5,829
                                                           ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES.................   5,140,322    5,402,859    5,500,799
                                                           ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES.................................................   5,163,852    5,454,700    5,551,673
                                                           ==========   ==========   ==========
NET INCOME PER SHARE -- BASIC............................  $     0.55   $     0.86   $     1.06
                                                           ==========   ==========   ==========
NET INCOME PER SHARE -- DILUTED..........................  $     0.55   $     0.86   $     1.05
                                                           ==========   ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                        ADDITIONAL                                                    TOTAL
                               COMMON     PAID-IN     RETAINED   TREASURY    ACCUMULATED OTHER    SHAREHOLDERS'
                               STOCK      CAPITAL     EARNINGS    STOCK     COMPREHENSIVE LOSS       EQUITY
                               ------   -----------   --------   --------   -------------------   -------------
                                                       (IN THOUSANDS EXCEPT SHARE DATA)
BALANCE, Dec. 31, 2000.......  $    7     $16,885     $54,467    $(11,917)       $ (9,908)           $49,534
Net income...................      --          --       5,829          --              --              5,829
Foreign currency translation
  adjustment.................      --          --          --          --          (3,092)            (3,092)
Unrealized losses on
  derivatives designated and
  qualified as cash flow
  hedges, net of tax.........                                                        (336)              (336)
                                                                                                     -------
    Comprehensive income.....                                                                          2,401
Exercise of 12,671 stock
  options and compensation
  expense, net of tax........      --         170          --          --              --                170
Purchase of treasury stock...      --          --          --      (1,219)             --             (1,219)
                               ------     -------     -------    --------        --------            -------
BALANCE, Dec. 30, 2001.......       7      17,055      60,296     (13,136)        (13,336)            50,886
Net income...................      --          --       4,669          --              --              4,669
Foreign currency translation
  adjustment.................      --          --          --          --           5,042              5,042
Unrealized losses on
  derivatives designated and
  qualified as cash flow
  hedges, net of tax.........      --          --          --          --            (519)              (519)
Minimum pension liability
  adjustment, net of tax.....                                                      (9,512)            (9,512)
                                                                                                     -------
    Comprehensive loss.......                                                                           (320)
Exercise of 34,133 stock
  options and compensation
  expense, net of tax........      --         229          --          --              --                229
Purchase of treasury stock...      --          --          --      (3,533)             --             (3,533)
                               ------     -------     -------    --------        --------            -------
BALANCE, Dec. 29, 2002.......       7      17,284      64,965     (16,669)        (18,325)            47,262
Net income...................      --          --       2,839          --              --              2,839
Foreign currency translation
  adjustment.................      --          --          --          --           6,884              6,884
Unrealized gains on
  derivatives designated and
  qualified as cash flow
  hedges, net of tax flow
  hedges, net of tax.........      --          --          --          --             175                175
Minimum pension liability
  adjustment, net of tax.....                                                        (377)              (377)
                                                                                                     -------
    Comprehensive income.....                                                                          9,521
Exercise of 24,000 stock
  options and compensation
  expense, net of tax........      --         240          --          --              --                240
                               ------     -------     -------    --------        --------            -------
BALANCE, Dec. 28, 2003.......  $    7     $17,524     $67,804    $(16,669)       $(11,643)           $57,023
                               ======     =======     =======    ========        ========            =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATIONS:
  Net income................................................  $ 2,839   $ 4,669   $ 5,829
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation and amortization.............................    6,394     5,872     6,114
  Employee benefits.........................................      140       216       373
  Trade accounts receivable.................................      (76)     (152)     (753)
  Inventories...............................................       81      (470)        1
  Prepaid expenses and other assets.........................      138     3,008      (852)
  Accounts payable, accrued expenses and other
     liabilities............................................      342       620       (35)
  Income Taxes Payable......................................     (126)     (634)      152
  Derivatives...............................................     (200)     (521)     (336)
  Minority interest.........................................      261       108       157
  Other.....................................................       35        22        29
                                                              -------   -------   -------
  NET CASH PROVIDED BY OPERATIONS...........................    9,828    12,738    10,679
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING:
  Expenditures for property, plant and equipment............   (3,109)   (6,144)   (8,744)
  Proceeds from sale of fixed assets........................       --        --       145
  Earn-out payment on prior period acquisition..............       --        --      (125)
                                                              -------   -------   -------
  NET CASH USED IN INVESTING................................   (3,109)   (6,144)   (8,724)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING:
  Principal payments on long-term debt......................     (254)   (2,393)     (285)
  Proceeds from long-term debt borrowings...................       --        --        49
  Net repayments under revolving credit loan................   (7,600)   (1,224)     (509)
  Proceeds from exercise of stock options...................      240       335       134
  Purchase of treasury shares...............................       --    (3,533)   (1,219)
                                                              -------   -------   -------
  NET CASH USED IN FINANCING................................   (7,614)   (6,815)   (1,830)
                                                              -------   -------   -------
EFFECT OF EXCHANGE RATES ON CASH............................    1,120       773      (424)
                                                              -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      225       552      (299)
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR.........    5,624     5,072     5,371
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR...............  $ 5,849   $ 5,624   $ 5,072
                                                              =======   =======   =======
Supplemental Disclosure of Cash Flow Data:
  Interest paid.............................................  $ 1,758   $ 1,942   $ 2,402
  Income taxes paid.........................................    2,024     2,052     2,394

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          SYLVAN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  ACCOUNTING PERIOD

     The company maintains its accounting records on a 52-53 week fiscal year ending the Sunday nearest December 31. The 2003, 2002 and 2001 fiscal years were 52 weeks.

  PRINCIPLES OF CONSOLIDATION

     The accounts of majority-owned or controlled subsidiaries are included in the company's statements only for the period subsequent to their acquisition. All intercompany transactions and balances have been eliminated in consolidation.

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

     For financial reporting purposes, the company considers its depreciable assets to have the following useful lives:

Land improvements...........................................   10-20 years
Buildings...................................................   30-40 years
Equipment...................................................    2-15 years

     The company owns four satellite mushroom growing facilities, which have an aggregate cost of $3.8 million and accumulated depreciation of $304,000, based on a 20-year estimated useful life. Each of the facilities is leased to an unrelated third party for $140,000 per year. The leases have a one-year term and may be extended for an additional five years. The lessees have the right to purchase the satellite assets at Sylvan's original cost of construction after the completion of the first year's lease term.

     The satellite farms purchased $3.6 million of ready-to-grow mushroom compost in 2003 and $1.3 million in 2002. The satellites also sold to Quincy, for immediate resale to its third-party marketer, $6.9 million of high-quality mushrooms in 2003 and $2.9 million in 2002.

                          SYLVAN INC. AND SUBSIDIARIES

  REPAIR AND MAINTENANCE

     Repair and maintenance costs are expensed as incurred.

  RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred and were $1.5 million, $2.0 million and $1.7 million for 2003, 2002 and 2001, respectively.

  WARRANTY COSTS

     Warranty costs are accrued based on management's best estimates of the replacement costs related to spawn products and historical warranty experience. Actual costs will vary from these estimates. The following table reconciles the changes in the company's spawn product warranty reserves:

                                                  DEC. 28, 2003   DEC. 29, 2002   DEC. 30, 2001
                                                  -------------   -------------   -------------
                                                                 (IN THOUSANDS)
Beginning Balance...............................      $275            $281            $221
Expense Accrual.................................       323             112              70
Warranty Expenditures...........................       323             118              10
                                                      ----            ----            ----
Ending Balance..................................      $275            $275            $281
                                                      ====            ====            ====

  REVENUE RECOGNITION

     The company recognizes revenue when it is realized and earned. The company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped to the customer and title and risk of loss of the goods has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Any allowances or discounts are reflected as a reduction to sales at the time of shipment and any returns are reflected as a reduction to sales at the time of return.

  EARNINGS PER COMMON SHARE

     Earnings per share were calculated using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding.

                          SYLVAN INC. AND SUBSIDIARIES

     The following table reflects the calculation of earnings per share:

                                                                FISCAL YEAR ENDED
                                                  ---------------------------------------------
                                                  DEC. 28, 2003   DEC. 29, 2002   DEC. 30, 2001
                                                  -------------   -------------   -------------
                                                        (IN THOUSANDS EXCEPT SHARE DATA)
Basic Earnings Per Share:
Net income......................................   $    2,839      $    4,669      $    5,829
Average shares outstanding......................    5,140,322       5,402,859       5,500,799
                                                   ----------      ----------      ----------
Earnings per share..............................   $     0.55      $     0.86      $     1.06
                                                   ==========      ==========      ==========
Diluted Earnings Per Share:
Net income......................................   $    2,839      $    4,669      $    5,829
Average shares outstanding......................    5,140,322       5,402,859       5,500,799
Effect of stock options.........................       23,530          51,841          50,874
                                                   ----------      ----------      ----------
Diluted average shares outstanding..............    5,163,852       5,454,700       5,551,673
                                                   ----------      ----------      ----------
Earnings per share..............................   $     0.55      $     0.86      $     1.05
                                                   ==========      ==========      ==========

     Options to purchase approximately 446,000, 295,000 and 305,000 shares of common stock for the fiscal years ended 2003, 2002 and 2001, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the company's common shares for the respective years.

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

  FOREIGN CURRENCY EXCHANGE RISK MANAGEMENT

     The company evaluates and hedges foreign currency exchange risk exposure on a transaction-by-transaction basis. As of December 28, 2003, the company had no outstanding foreign currency exchange contracts.

  INTEREST RATE RISK MANAGEMENT

     The company uses interest rate swap agreements to convert a portion of its floating rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future results. The company has these agreements with its banks as counterparties. The agreements replace the floating (euro rate) LIBOR basis with a fixed LIBOR basis as described in the table below. The company and its counterparties make appropriate payments to settle the difference between the floating rate LIBOR and the fixed rate LIBOR. When the floating rate LIBOR exceeds the fixed rate LIBOR at the beginning of a term, the counterparties will pay the difference between the rates for the appropriate notional amount to the company. Conversely, when the fixed rate exceeds the floating rate, the company will pay its counterparties. Amounts receivable or

                          SYLVAN INC. AND SUBSIDIARIES
payable under these swap agreements are recorded as an adjustment to interest expense. The company's contractual swap agreements as of December 28, 2003 are as follows:

                                                                                          LIBOR
                                                                                 FIXED   MAXIMUM
NOTIONAL AMOUNT         EFFECTIVE DATE     EXPIRATION DATE   FAIR MARKET VALUE   RATE     RATE
---------------        -----------------   ---------------   -----------------   -----   -------
$10,000,000            February 25, 2000   August 25, 2007       $(969,310)      5.48%   7.00%
$5,000,000                March 14, 2003   March 14, 2004        $  (5,120)      1.35%      --

     Effective January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. The transition adjustment on January 1, 2001 resulted in a net charge of $56,000 (after tax), which was recorded in "Accumulated Other Comprehensive Loss."

     Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through August 2007. The fair value of these contracts, as determined by the counterparties, is recorded in the balance sheet, with the offset to "Accumulated Other Comprehensive Loss," net of tax. The company expects to expense $36,000 in 2004 related to these derivative instruments, based on interest rates at December 28, 2003.

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

     Valuations for long-term debt are determined based on borrowing rates currently available to the company for loans with similar terms, currencies and maturities and were as follows:

                                                              DEC. 28, 2003   DEC. 29, 2002
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Fair value..................................................     $33,494         $37,809
Carrying amount.............................................      33,658          38,385

     The company's financial instruments are not held for trading purposes.

  COMPREHENSIVE LOSS

     The components of accumulated other comprehensive loss consisted of the following:

                                                              DEC. 28, 2003   DEC. 29, 2002
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Foreign currency translation adjustments....................    $ (1,074)       $ (7,958)
Unrealized losses on derivatives and qualified cash flow
  hedges, net of tax of $350 and $441, respectively.........        (680)           (855)
Minimum pension liability adjustment, net of tax of $5,095
  and $4,902, respectively..................................      (9,889)         (9,512)
                                                                --------        --------
Total accumulated other comprehensive income................    $(11,643)       $(18,325)
                                                                ========        ========

  INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates amortization of goodwill and amortization of indefinitely lived intangible assets and provides for an impairment test to be performed at least annually. The impairment test is

                          SYLVAN INC. AND SUBSIDIARIES
a two-step process performed to analyze whether or not goodwill has been impaired. Step one requires the fair value be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires that a hypothetical purchase price allocation analysis be done to reflect a current book value of goodwill. This current value is then compared to book value of the goodwill. If the current fair value is lower than the book value, an impairment is recorded. Sylvan adopted this pronouncement on December 31, 2001, which was the first day of Sylvan's 2002 fiscal year. During the quarter ended March 31, 2002, a professional services firm retained by the company conducted an assessment to test the transitional goodwill impairment. The company also completed annual assessments to test for goodwill impairment as of the first day of the fiscal fourth quarter of 2002 and 2003. No impairment loss resulted from the assessments. In all assessments, step one of the process determined fair value exceeded book value.

     Sylvan's intangible assets, which relate solely to its Spawn Products Segment, are as follows:

                                           GROSS CARRYING          ACCUMULATED
                                               AMOUNT             AMORTIZATION
                                         -------------------   -------------------
                                                    CULTURES              CULTURES
                                                      AND                   AND
                                         GOODWILL    OTHER     GOODWILL    OTHER       NET
                                         --------   --------   --------   --------   -------
                                                           (IN THOUSANDS)
December 29, 2002......................  $ 15,998    $1,014    $ (4,262)   $(429)    $12,321
Additions..............................        --        --          --     (127)       (127)
Currency Translation...................     2,457         2        (654)      --       1,805
                                         --------    ------    --------    -----     -------
December 28, 2003......................  $ 18,455    $1,016    $ (4,916)   $(556)    $13,999
                                         ========    ======    ========    =====     =======

     In connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," Sylvan reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The remaining useful lives of the cultures range from seven to ten years and the other intangible assets range from two to five years.

     Amortization expense for intangible assets was $127,000 for the fiscal year ended December 28, 2003. Estimated amortization expense for the five succeeding years is as follows:

                                                               (IN THOUSANDS)
2004........................................................        $122
2005........................................................          67
2006........................................................          67
2007........................................................          65
2008........................................................          59

                          SYLVAN INC. AND SUBSIDIARIES

     Actual results of operations for the fiscal years ended December 28, 2003 and December 29, 2002 and the pro forma results for the fiscal year ended December 30, 2001, had Sylvan applied the non-amortization provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" in 2001, are as follows:

                                                                FISCAL YEAR ENDED
                                                  ---------------------------------------------
                                                  DEC. 28, 2003   DEC. 29, 2002   DEC. 30, 2001
                                                  -------------   -------------   -------------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Reported net income.............................     $2,839          $4,669          $5,829
Add back: Goodwill amortization, Net of tax.....         --              --             363
                                                     ------          ------          ------
  Adjusted net income...........................     $2,839          $4,669          $6,192
                                                     ======          ======          ======
Basic earnings per share:
  Reported net income...........................     $ 0.55          $ 0.86          $ 1.06
  Add back: Goodwill amortization...............         --              --            0.07
                                                     ------          ------          ------
Adjusted net income.............................     $ 0.55          $ 0.86          $ 1.13
                                                     ======          ======          ======
Diluted earnings per share:
  Reported net income...........................     $ 0.55          $ 0.86          $ 1.05
  Add back: Goodwill amortization...............         --              --            0.07
                                                     ------          ------          ------
Adjusted net income.............................     $ 0.55          $ 0.86          $ 1.12
                                                     ======          ======          ======

  STOCK OPTIONS

     The company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income. However, the company does recognize compensation expense, as required, if the initial term of an award is extended. Compensation expense recorded related to term extensions has been immaterial.

     The following table reflects pro forma net income and earnings per share had the Company elected to Adopt the fair value approach of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

                                                              2003     2002     2001
                                                             ------   ------   ------
                                                                  (IN THOUSANDS
                                                              EXCEPT PER SHARE DATA)
Net income as reported.....................................  $2,839   $4,669   $5,829
  Total stock-based employee compensation determined under
     the fair value method for all awards..................    (191)    (102)  (1,142)
     Tax benefit of fair value method......................      63       34      337
                                                             ------   ------   ------
Pro forma net income.......................................  $2,711   $4,601   $5,024
Basic earnings per share
  As reported..............................................  $ 0.55   $ 0.86   $ 1.06
  Pro forma................................................  $ 0.53   $ 0.85   $ 0.91
Diluted earnings per share
  As reported..............................................  $ 0.55   $ 0.86   $ 1.05
  Pro forma................................................  $ 0.53   $ 0.84   $ 0.91

                          SYLVAN INC. AND SUBSIDIARIES

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in the future.

  RECENT PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in the company's interim and annual filings. The provisions of FIN 45 are effective for financial statements issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years after December 15, 2002. The adoption of FIN 45 did not have a material impact on the company's financial statements or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB revised FIN 46 to clarify certain provisions and modify its effective date. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. It requires that companies determine whether a non-consolidated entity is a variable interest entity, as defined by FIN 46, and which company is the primary beneficiary of the variable interest entity's activities. The requirements of FIN 46 apply to all variable interest entities held no later than the end of the interim reporting period ending after March 15, 2004. Variable interest entities held in special purpose entities shall apply FIN 46 no later than the end of the reporting period ending after December 15, 2003. The company is currently evaluating the impact of this interpretation.

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

                          SYLVAN INC. AND SUBSIDIARIES

2.  INVENTORIES:

     Inventories are summarized as follows:

                                                              DEC. 28, 2003   DEC. 29, 2002
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Growing crops and compost material..........................     $ 5,683         $ 4,975
Stores and other supplies...................................       2,005           2,039
Finished products...........................................       4,826           4,411
                                                                 -------         -------
                                                                 $12,514         $11,425
                                                                 =======         =======

3.  LONG-TERM DEBT, LEASE AND COMMERCIAL COMMITMENTS:

     The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998, and amended, in part, December 29, 2002. It provides for revolving credit loans on which the aggregate outstanding balance available to the company could not initially exceed $55.0 million. The average borrowings under this agreement were $35.5 million during 2003. The maximum aggregate outstanding balance declines over the life of the agreement as follows:

                                                                MAXIMUM AGGREGATE
PERIOD BEGINNING                                               OUTSTANDING BALANCE
----------------                                               -------------------
August 6, 2003..............................................      $50.0 million
August 6, 2004..............................................      45.0 million

     Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin), at the company's option. On December 28, 2003, the company had outstanding borrowings under the agreement of $32.4 million. The revolving credit loans mature on August 5, 2005. The company intends to extend the terms of the revolving credit agreement or secure a similar arrangement through August 2007, which is concurrent with the expiration date of the longest-term interest rate swap.

     The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

     The company was not in compliance with one of the financial covenants as of December 29, 2002 due to the recording of a $9.5 million minimum pension liability adjustment to "Accumulated Other Comprehensive Income" during 2002. In the first quarter of 2003, the company and the banks signed an amendment to the revolving credit agreement to adjust for the recording of the minimum pension liability adjustment and waiving the loan covenant violation. The adjustment and waiver were effective as of December 29, 2002 and continue through August 5, 2005.

     The company has several additional loan obligations. The outstanding balances related to these loans, consisting primarily of a mortgage on the company's Netherlands facility for $0.8 million and a loan from the minority shareholders of the company's Netherlands subsidiary for $0.4 million, totaled approximately $1.3 million as of December 28, 2003 and $1.4 million as of December 29, 2002. Interest rates on these loans vary.

     The company had a French-franc denominated loan of FF16.2 million ($2.2 million) that was repaid in January 2002.

     The company incurred approximately $1.6 million in gross interest expense during 2003, including $187,000 of interest income related to interest hedges accounted for under SFAS No. 133. The weighted

                          SYLVAN INC. AND SUBSIDIARIES
average interest rate was 4.4%. The contractual principal payments due under the company's loan agreements are as follows:

                                                               IN THOUSANDS
2004........................................................     $   110
2005........................................................      32,843
2006........................................................          74
2007........................................................          74
2008........................................................          74
Thereafter..................................................         483
                                                                 -------
TOTAL.......................................................     $33,658
                                                                 =======

     The company has entered into various noncancelable operating leases expiring at various dates through August 31, 2005, primarily for production and office space. During the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, rental expense included in the statements of income was $485,000, $461,000, and $590,000, respectively.

4.  ACCRUED SALARIES, WAGES AND EMPLOYEE BENEFITS:

     Accrued salaries, wages and employee benefits were composed of the following:

                                                              DEC. 28, 2003   DEC. 29, 2002
                                                              -------------   -------------
                                                                      IN THOUSANDS
Accrued compensation........................................     $1,783          $2,086
Accrued vacation............................................        671             622
Other.......................................................        195              63
                                                                 ------          ------
TOTAL.......................................................     $2,649          $2,771
                                                                 ======          ======

5.  INCOME TAXES:

     The company files a consolidated U.S. federal income tax return with its wholly owned U.S. subsidiaries. The company does not provide for federal income taxes on unremitted earnings of non-U.S. subsidiaries, since the company assumes that there will be no repatriation.

     Undistributed earnings of the company's foreign subsidiaries amounted to approximately $40 million at December 28, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

                          SYLVAN INC. AND SUBSIDIARIES

     The amounts of income before income taxes attributable to domestic and foreign operations were as follows:

                                                                FISCAL YEAR ENDED
                                                  ---------------------------------------------
                                                  DEC. 28, 2003   DEC. 29, 2002   DEC. 30, 2001
                                                  -------------   -------------   -------------
                                                                  IN THOUSANDS
Domestic........................................     $ (645)         $2,180          $3,405
Foreign.........................................      5,184           5,012           5,035
                                                     ------          ------          ------
TOTAL...........................................     $4,539          $7,192          $8,440
                                                     ======          ======          ======

     The provision (benefit) for income taxes consisted of the following:

                                                                FISCAL YEAR ENDED
                                                  ---------------------------------------------
                                                  DEC. 28, 2003   DEC. 29, 2002   DEC. 30, 2001
                                                  -------------   -------------   -------------
                                                                  IN THOUSANDS
Current:
  Federal.......................................     $   13          $  819          $  970
  State.........................................         45               2              23
  Foreign.......................................      1,521           1,261           1,223
Deferred........................................       (281)            419             192
Change in Valuation Allowance...................        200             (95)             82
                                                     ------          ------          ------
                                                     $1,498          $2,406          $2,490
                                                     ======          ======          ======

     The foreign tax provision is for local country taxes. The company does not provide for federal income taxes on unremitted earnings of non-U.S. subsidiaries since the company assumes that there will be no repatriation.

     A reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to income before income taxes and the actual provision for income taxes is as follows:

                                                                FISCAL YEAR ENDED
                                                  ---------------------------------------------
                                                  DEC. 28, 2003   DEC. 29, 2002   DEC. 30, 2001
                                                  -------------   -------------   -------------
                                                                  IN THOUSANDS
Income tax at U.S. federal statutory rate.......     $1,543          $2,445          $2,869
State income taxes, net of federal income tax
  benefit.......................................         45              97              37
Foreign taxes at rates other than effective U.S.
  rates.........................................       (241)           (201)           (488)
Net (permanent benefits) nondeductible
  charges.......................................        (49)            (35)            (24)
Change in tax valuation allowance...............        200             (95)             82
Other, net......................................         --             195              14
                                                     ------          ------          ------
TOTAL PROVISION FOR INCOME TAXES................     $1,498          $2,406          $2,490
                                                     ======          ======          ======

                          SYLVAN INC. AND SUBSIDIARIES

     Temporary differences which generate significant portions of the company's deferred tax assets and liabilities as of December 28, 2003 and December 29, 2002 were as follows:

                                                              DEC. 28, 2003   DEC. 29, 2002
                                                              -------------   -------------
                                                                      IN THOUSANDS
Postretirement benefits other than pensions.................     $   306         $   347
Depreciation................................................      (3,336)         (3,122)
Pension liability...........................................       2,934           2,637
Net operating loss carryforwards............................       2,305           1,981
Other, net..................................................         (95)             12
                                                                 -------         -------
Total.......................................................       2,114           1,855
Less-Valuation allowance....................................      (1,557)         (1,357)
                                                                 -------         -------
NET DEFERRED TAX ASSETS.....................................     $   557         $   498
                                                                 =======         =======

     Included in net deferred tax liabilities as of December 28, 2003 are unrealized tax benefits amounting to approximately $2.3 million related to net operating loss carryforwards. The realization of these tax benefits is contingent on future taxable net income being generated by certain foreign and domestic operations. The life of the carryforwards is determined by various foreign and state taxation jurisdictions. Approximately $0.3 million of the net operating losses has an indefinite carryforward period. The remaining $2.0 million of net operating losses will expire between 2004 and 2018. The company has recognized a valuation allowance of $1.6 million that reduces the carrying value of unrealized net deferred tax benefits relating to net operating loss carryforwards to offset the deferred tax benefits that may not be realized.

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

                                                                FISCAL YEAR ENDED
                                                  ---------------------------------------------
                                                  DEC. 28, 2003   DEC. 29, 2002   DEC. 30, 2001
                                                  -------------   -------------   -------------
                                                       IN THOUSANDS EXCEPT PER SHARE DATA
Reported net income.............................     $2,839          $4,669          $5,829
  Deduct: Stock option compensation cost, net of
     tax........................................       (128)            (68)           (805)
                                                     ------          ------          ------
  Pro forma net income..........................     $2,711          $4,601          $5,024
                                                     ======          ======          ======
Diluted earnings per share:
  Reported net income...........................     $ 0.55          $ 0.86          $ 1.05
  Deduct: Stock option compensation cost........       (.02)           (.02)           (.14)
                                                     ------          ------          ------
  Pro forma net income..........................     $ 0.53          $ 0.84          $ 0.91
                                                     ======          ======          ======

                          SYLVAN INC. AND SUBSIDIARIES

     The company's Board of Directors, through its Stock Option and Compensation Committee, may grant options under the 1990 Plan. Grants under the 1993 Plan are nondiscretionary. The Committee has granted options (net of cancellations) for 1,277,084 shares through December 28, 2003 under the 1990 Plan and 88,000 shares have been granted under the 1993 Plan. Under both plans, the option exercise price equals the stock's market price on the date of grant. The 1990 Plan options are exercisable one year from the grant date in installments over a period of three years and expire after ten years. The 1993 Plan options are exercisable six months from the grant date and expire ten years after the grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 2002 and 2001, respectively: risk-free interest rates of 3.17% and 3.62%; no expected dividend yields; expected lives of 8.0 years; expected volatility of 34% and 34%. No grants were made in 2003.

     A summary of the status of the company's stock option plans as of December 28, 2003, December 29, 2002, and December 30, 2001, and changes during the years then ended, is presented in the tables below:

                                                 2003                2002                2001
                                           -----------------   -----------------   -----------------
                                                    WEIGHTED            WEIGHTED            WEIGHTED
                                                    AVERAGE             AVERAGE             AVERAGE
                                                    EXERCISE            EXERCISE            EXERCISE
                                           SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                           ------   --------   ------   --------   ------   --------
                                                              SHARES IN THOUSANDS
Outstanding at beginning of year.........   791      $11.27     827      $11.22     841      $11.21
Granted..................................    --          --      22       11.40       3       12.50
Exercised................................   (24)       8.77     (34)       9.18     (13)      10.05
Forfeited................................   (10)      11.87     (24)      12.14      (4)      12.74
                                            ---      ------     ---      ------     ---      ------
OUTSTANDING AT END OF YEAR...............   757       11.35     791       11.27     827       11.22
                                            ---      ------     ---      ------     ---      ------
Exercisable at end of year...............   751       11.36     747       11.42     703       11.60
Weighted average fair value of options
  granted................................            $   --              $ 5.12              $ 5.73

     As of December 28, 2003, the characteristics of the stock options under both plans were as follows:

                                                               RANGES OF EXERCISE PRICES
                                                             ------------------------------
                                                             $8.625-$12.875   $13.00-$15.00
                                                             --------------   -------------
Outstanding Options:
  Number...................................................      572,469         185,000
  Weighted average exercise price..........................     $  10.53        $  13.95
  Weighted average remaining contractual life (in years)...          4.3             4.6
Exercisable Options:
  Number...................................................      566,142         185,000
  Weighted average exercise price..........................     $  10.52        $  13.95
Nonexercisable Options:
  Number...................................................        6,327              --
  Weighted average exercise price..........................     $  11.20        $     --

7.  EMPLOYEE BENEFITS:

     The company has a noncontributory defined benefit pension plan covering substantially all of the former employees of a former operation and certain employees of Sylvan Foods, Inc. and Sylvan America, Inc., wholly owned subsidiaries of the company. The company's funding policy is to contribute annually an amount

                          SYLVAN INC. AND SUBSIDIARIES
that satisfies the minimum funding requirement under the Employee Retirement Income Security Act and that is also deductible for federal income tax purposes.

     The accumulated benefit obligations as of December 28, 2003 and December 29, 2002 were $36.1 million and $33.4 million, respectively, all of which were fully vested. The plan's assets consist primarily of U.S. government obligations, temporary deposits, common stocks and corporate obligations.

PLAN ASSET ALLOCATION

     The weighted average asset allocations, as of November 2, 2003, 2002, 2001, by asset category, are as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
Equity Securities...........................................   60%    59%    43%
Debt Securities.............................................   39%    40%    56%
Real Estate.................................................   --     --     --
Other.......................................................    1%     1%     1%
                                                              ---    ---    ---
TOTAL.......................................................  100%   100%   100%
                                                              ===    ===    ===

INVESTMENT POLICY

     To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.5% long-term rate of return on assets assumptions.

                                                              POLICY TARGET   POLICY RANGE
                                                              -------------   -------------
ASSET CLASS
Large Capitalization Stocks.................................        25%         15%-35%
Mid Capitalization Stocks...................................        10%         5%-15%
Small Capitalization Stocks.................................         5%           5%
International Equities......................................        10%           10%
Core Bonds..................................................        50%         30%-60%
                                                                   ---
TOTAL.......................................................       100%
                                                                   ===

     The above asset mix will be net of cash equivalents, used as appropriate for distribution and/or liquidity needs. This asset mix may drift from the target allocations due to market movements. The total portfolio is rebalanced regularly to achieve the manager's target allocations.

     The plan does not invest in shares of Sylvan Inc. common stock.

CONTRIBUTIONS

     The minimum required contribution for 2004 is expected to be $114,912. This assumes that pension funding relief is granted effective for the 2004 plan year. Sylvan expects to contribute approximately $115,000 to the pension plan during 2004.

                          SYLVAN INC. AND SUBSIDIARIES

PLAN STATUS

     The plan's funded status and amounts recognized in the company's consolidated financial statements, together with certain accumulated postretirement medical benefit obligations, are set forth in the following tables:

                                               PENSION BENEFITS                  OTHER BENEFITS
                                        ------------------------------   ------------------------------
                                        DEC. 28,   DEC. 29,   DEC. 30,   DEC. 28,   DEC. 29,   DEC. 30,
                                          2003       2002       2001       2003       2002       2001
                                        --------   --------   --------   --------   --------   --------
                                                                 IN THOUSANDS
Change in benefit obligation:
Benefit obligation at beginning of
  year................................  $33,369    $30,085    $30,252     $ 735      $ 931      $ 985
Interest cost.........................    2,181      2,171      2,174        45         53         69
Actuarial (gain) loss.................    2,961      3,481         --        97       (164)       (17)
Benefits paid.........................   (2,387)    (2,368)    (2,341)     (120)       (85)      (106)
                                        -------    -------    -------     -----      -----      -----
BENEFIT OBLIGATION AT END OF YEAR.....  $36,124    $33,369    $30,085     $ 757      $ 735      $ 931
                                        =======    =======    =======     =====      =====      =====
Change in plan assets:
Fair value of plan assets at beginning
  of year.............................  $25,612    $30,220    $33,849     $  --      $  --      $  --
Actual return on plan assets..........    3,902     (2,240)    (1,288)       --         --         --
Employer contributions................      200         --         --       120         85        106
Benefits paid.........................   (2,387)    (2,368)    (2,341)     (120)       (85)      (106)
                                        -------    -------    -------     -----      -----      -----
FAIR VALUE OF PLAN ASSETS AT END OF
  YEAR................................  $27,327    $25,612    $30,220     $  --      $  --      $  --
                                        =======    =======    =======     =====      =====      =====
Reconciliation of funded status:
Funded status.........................  $(8,797)   $(7,757)   $   135     $(757)     $(735)     $(931)
Unrecognized net actuarial
  (gain)/loss.........................   14,984     14,414      6,372         5       (117)        43
Unrecognized prior service cost.......       --         --         --       (59)       (44)       (49)
                                        -------    -------    -------     -----      -----      -----
PREPAID (ACCRUED) BENEFIT LIABILITY...  $ 6,187    $ 6,657    $ 6,507     $(811)     $(896)     $(937)
                                        =======    =======    =======     =====      =====      =====

                          SYLVAN INC. AND SUBSIDIARIES

                                               PENSION BENEFITS                  OTHER BENEFITS
                                        ------------------------------   ------------------------------
                                        DEC. 28,   DEC. 29,   DEC. 30,   DEC. 28,   DEC. 29,   DEC. 30,
                                          2003       2002       2001       2003       2002       2001
                                        --------   --------   --------   --------   --------   --------
                                                                 IN THOUSANDS
AMOUNTS RECOGNIZED ON THE CONSOLIDATED
  BALANCE SHEET
Prepaid pension cost (included in
  "Other Assets" in the Consolidated
  Balance Sheet)......................  $    --    $    --    $ 6,507     $   --     $   --     $  --
Accrued benefit liability (included in
  "Other Employee Benefits" in the
  Consolidated Balance Sheet).........   (8,797)    (7,757)        --         --         --        --
     Additional minimum pension
       liability......................   14,984     14,414         --         --         --        --
                                        -------    -------    -------     ------     ------     -----
NET AMOUNT............................  $ 6,187    $ 6,657    $ 6,507     $   --     $   --     $  --
                                        =======    =======    =======     ======     ======     =====
Weighted-average assumptions as of
  October 31 of each fiscal year:
Discount rate.........................     6.10%      6.80%      7.50%      6.10%      6.80%     7.50%
Expected return on plan assets........     8.50%      8.50%      9.00%        --         --        --
Components of net periodic pension
  cost (income):
Interest cost.........................  $ 2,181    $ 2,171    $ 2,174     $   46     $   53     $  69
Expected return on plan assets........   (1,927)    (2,450)    (2,778)        --         --        --
Amortization of prior service cost....       --         --         --         (6)        (6)       (6)
Recognized net actuarial
  (gain)/loss.........................      416        129         --         (4)        (4)       --
                                        -------    -------    -------     ------     ------     -----
NET PERIODIC BENEFIT COST (INCOME)....  $   670    $  (150)   $  (604)    $   36     $   43     $  63
                                        =======    =======    =======     ======     ======     =====
Assumed health care cost trend:
Initial trend rate....................                                     11.00%     10.00%     6.56%
Ultimate trend rate...................                                      5.00%      5.00%     5.00%
Year ultimate trend reached...........                                      2011       2008      2005
A one-percentage-point change in the
  assumed health care cost trend rates
  would have the following effects:

                                                   ONE PERCENTAGE         ONE PERCENTAGE
                                                   POINT INCREASE         POINT DECREASE
                                                   --------------         --------------
Effect on total of service and interest
  cost components for 2003................               $1                    $(1)
Effect on 2003 postretirement benefit
  obligation..............................                5                     (5)

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. It introduces a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. The Act establishes a two-year transitional period to allow for the possibility that companies may amend existing plans. There are many uncertainties regarding the eventual regulations required to implement the Act as well as the Act's overall affect on plan participant's health care costs. Therefore, the effects of the Act are

                          SYLVAN INC. AND SUBSIDIARIES
not reflected in the accumulated postretirement benefit obligation as of December 28, 2003 or in the 2003 net periodic postretirement benefit cost. Sylvan is currently evaluating the provisions of the Act and its potential impact to our postretirement medical plans. Because of the fixed and limited nature of the plans, Sylvan does not believe the Act will result in any material obligation or cost change.

     Additionally, during 1999 certain hourly paid workers at the company's Quincy Farms subsidiary became participants in a union-sponsored, collectively bargained, multi-employer pension plan to which the company makes contributions based on negotiated fixed amounts per hour per employee. Expenses recorded in connection with this plan for fiscal years 2003, 2002 and 2001 were $24,000, $35,000 and $38,000, respectively.

     The collective bargaining agreement, dated January 21, 2001, with the union representing certain hourly workers of Quincy Farms contains a profit sharing bonus provision. The contract covers the 2001, 2002 and 2003 fiscal years. The bonus pool is calculated on Quincy's incremental operating income greater than base amounts. Expense recorded for this plan was $23,000 during 2002 and $85,000 during 2001. No expense was recorded in 2003.

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

                          SYLVAN INC. AND SUBSIDIARIES

                                                SPAWN PRODUCTS     FRESH MUSHROOMS    TOTAL REPORTABLE
                                                   SEGMENT             SEGMENT            SEGMENTS
                                               ----------------   -----------------   ----------------
                                                                    IN THOUSANDS
Total Revenues........................  2003       $66,768             $29,544            $ 96,312
                                        2002       $63,996             $25,517            $ 89,513
                                        2001       $63,559             $23,621            $ 87,180
Intersegment Revenues.................  2003       $ 1,324             $    --            $  1,324
                                        2002       $ 1,321             $    --            $  1,321
                                        2001       $ 1,269             $    --            $  1,269
Depreciation Expense..................  2003       $ 4,605             $ 1,546            $  6,151
                                        2002       $ 4,195             $ 1,409            $  5,604
                                        2001       $ 3,793             $ 1,549            $  5,342
Operating Income......................  2003       $ 9,186             $ 2,849            $ 12,035
                                        2002       $10,567             $ 2,879            $ 13,446
                                        2001       $11,849             $ 2,642            $ 14,491
Net Fixed Asset Expenditures..........  2003       $ 1,739             $ 1,370            $  3,109
                                        2002       $ 3,219             $ 2,925            $  6,144
                                        2001       $ 6,330             $ 2,236            $  8,566
Assets................................  2003       $92,597             $19,640            $112,237
                                        2002       $85,166             $19,812            $104,978
                                        2001       $79,700             $19,040            $ 98,740

                          SYLVAN INC. AND SUBSIDIARIES

  RECONCILIATION TO CONSOLIDATED FINANCIAL DATA

                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                       IN THOUSANDS
Revenues:
Total for reportable segments...............................  $ 96,312   $ 89,513   $ 87,180
Elimination of intersegment revenues........................    (1,324)    (1,321)    (1,269)
                                                              --------   --------   --------
TOTAL CONSOLIDATED REVENUES.................................  $ 94,988   $ 88,192   $ 85,911
                                                              ========   ========   ========
Depreciation Expense:
Total for reportable segments...............................  $  6,151   $  5,604   $  5,342
Unallocated corporate expenses..............................        28         38         33
                                                              --------   --------   --------
TOTAL CONSOLIDATED DEPRECIATION EXPENSE.....................  $  6,179   $  5,642   $  5,375
                                                              ========   ========   ========
Operating Income:
Total for reportable segments...............................  $ 12,035   $ 13,446   $ 14,491
Unallocated corporate expenses..............................    (6,353)    (4,386)    (3,500)
                                                              --------   --------   --------
TOTAL CONSOLIDATED OPERATING INCOME.........................  $  5,682   $  9,060   $ 10,991
                                                              ========   ========   ========
Net Fixed Asset Expenditures:
Total for reportable segments...............................  $  3,109   $  6,144   $  8,566
Unallocated corporate expenditures..........................        --         --         33
                                                              --------   --------   --------
TOTAL CONSOLIDATED NET FIXED ASSET EXPENDITURES.............  $  3,109   $  6,144   $  8,599
                                                              ========   ========   ========
Assets:
Total for reportable segments...............................  $112,237   $104,978   $ 98,740
Prepaid pension asset from former operation.................        --         --      6,507
Unallocated corporate assets................................     1,628      1,828      1,843
                                                              --------   --------   --------
TOTAL CONSOLIDATED ASSETS...................................  $113,865   $106,806   $107,090
                                                              ========   ========   ========

  GEOGRAPHIC ANALYSIS OF NET LONG-LIVED ASSETS

                                                                       OTHER FOREIGN
                               UNITED STATES   FRANCE    NETHERLANDS     COUNTRIES      TOTAL
                               -------------   -------   -----------   -------------   -------
                                                        IN THOUSANDS
2003.........................     $25,780      $12,871     $5,344         $17,139      $61,134
2002.........................      26,994       11,202      4,896          15,695       58,787
2001.........................      26,161        9,219      4,457          14,439       54,276

  GEOGRAPHIC ANALYSIS OF REVENUES BASED ON LOCATION OF CUSTOMER

                                                                       OTHER FOREIGN
                                UNITED STATES   FRANCE   NETHERLANDS     COUNTRIES      TOTAL
                                -------------   ------   -----------   -------------   -------
                                                         IN THOUSANDS
2003..........................     $52,580      $4,863     $11,113        $26,432      $94,988
2002..........................      45,273       6,390       9,536         26,993       88,192
2001..........................      40,660       6,779       8,880         29,592       85,911

                          SYLVAN INC. AND SUBSIDIARIES

     Most of Sylvan's Fresh Mushrooms Segment sales were to C And C Carriage Mushroom Company. C And C began purchasing and marketing all of Quincy's production in January 2000. C And C is not affiliated with Sylvan or any of its subsidiaries and the purchase and marketing contract, dated January 14, 2000, carries an initial term of five years.

     No other single customer accounted for 10% or more of Sylvan's sales during the fiscal years ended December 28, 2003, December 29, 2002 or December 30, 2001. The majority of the company's $15.9 million in trade accounts receivable are from regional mushroom growers and composters. Approximately $2.3 million of the receivable is due from C And C and is partially secured by a letter of credit for $1.25 million.

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

9.  RELATED-PARTY TRANSACTIONS:

     During fiscal years 2003, 2002 and 2001, a nonemployee director's business interests purchased spawn and spawn-related products at fair market value totaling $766,000, $493,000 and $589,000, respectively. These business interests purchased mushrooms and services at fair market value totaling $5,000 in 2001 from the company's subsidiaries.

10.  MERGER DISCLOSURE DISCUSSION

     As previously announced on November 16, 2003, Sylvan entered into a definitive agreement with Snyder Associated Companies, Inc. of Kittanning, Pennsylvania, which will result in a merger between Sylvan and a Snyder affiliate. The Sylvan Board of directors, upon the unanimous recommendation of its special committee of independent directors, approved the merger and the agreement. The merger is subject to certain conditions, including the approval by a majority of the shareholders of Sylvan. Sylvan expects to be able to convene a meeting of its shareholders for that purpose in the second quarter of 2004 and, if approved by Sylvan's shareholders, the transaction is expected to be completed shortly thereafter.

     The merger agreement currently provides for a termination date of May 1, 2004 if the merger has not been completed by that date. The company intends to discuss an extension of this date with Snyder Associated Companies, Inc.

                          CONSENT OF ERNST & YOUNG LLP

The Board of Directors and Stockholders
Sylvan Inc.

     We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 33-46797 and No. 33-86332) pertaining to the 1990 Stock Option Plan of Sylvan Inc., and in the Registration Statement (Form S-8 No. 33-83962) pertaining to the 1993 Stock Option Plan for Nonemployee Directors of Sylvan Inc., of our report dated February 2, 2004, with respect to the consolidated financial statements and schedule of Sylvan Inc. included in this Annual Report (Form 10-K) for the year ended December 28, 2003.

                                          /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 23, 2004

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

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

         Sylvan's principal executive officer and principal financial officer have evaluated the effectiveness of Sylvan's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 29, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Sylvan's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Sylvan in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by Sylvan in such reports is accumulated and communicated to Sylvan's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls

         There was no change in Sylvan's "internal control over financial reporting" (as such term is defined in Rule 13A-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2003, and that has materially affected, or is reasonably likely to materially affect, Sylvan's internal control over financial reporting.

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

     Sylvan has not adopted a Code of Ethics for Senior officers as defined in
Item 406 of Regulation S-K because of the proposed merger with an affiliate of Snyder Associated Companies, which will result in Sylvan being a privately held company. Sylvan expected that the merger would be completed sooner than is currently anticipated.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is set forth under the caption "Other Information" in Sylvan's Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (A)(1) AND (2).  FINANCIAL STATEMENTS AND SCHEDULES

     Included as Item 8

     (3).  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


 3.3 Articles of Incorporation of S. F. Nevada, Inc. (Exhibit 3.3 to the company's Form 10-Q for the quarter ended October 3, 1999*)
 3.4     Articles of Merger of S. F. Nevada, Inc. and Sylvan Foods
         Holdings, Inc. with exhibit (Exhibit 3.4 to the company's
         Form 10-Q for the quarter ended October 3, 1999*)
 3.5 Bylaws (Exhibit 3.5 to the company's Form 10-Q for the quarter ended October 3, 1999*)
         Compensation Plans and Arrangements
10.1.2   Sylvan Foods, Inc. Target Benefit Annuity Purchase Plan
         (Exhibit 3.3.2 to the company's Form 10-K for the year ended
         January 3, 1993*)
10.1.3   Sylvan Foods Holdings, Inc. 1993 Stock Option Plan for
         Nonemployee Directors (Exhibit 10.1.3 to the company's Form
         10-K for the year ended January 2, 1994*)
10.12    Sylvan Inc. 1990 Stock Option Plan (as amended and restated)
         (Exhibit 10.12 to the company's Form 10-Q for the quarter ended October 3, 1999*)
         Material Contracts
10.2.1 Revolving Credit Agreement, dated as of August 6, 1998, by and among Sylvan Inc., a Nevada corporation, Sylvan Foods
         (Netherlands) B.V., a Dutch corporation, as Borrowers, the Banks party thereto from time to time and Mellon Bank, N.A., a national banking association, as issuing bank and as agent for the Banks thereunder (Exhibit 10.1 to the company's Form
         10-Q for the quarter ended September 27, 1998*)
10.2.2   Revolving Credit Note, dated August 6, 1998, payable to
         Mellon Bank, N.A. in the amount of $25,000,000 (Exhibit 10.2 to the company's Form 10-Q for the quarter ended September
         27, 1998*)
10.2.3   Revolving Credit Note, dated August 6, 1998, payable to ABN
         AMRO Bank, Pittsburgh Branch, in the amount of $25,000,000
         (Exhibit 10.3 to the company's Form 10-Q for the quarter ended September 27, 1998*)
10.2.4   Promissory Note, dated August 6, 1998, payable to Mellon
         Bank, N.A. in the amount of $5,000,000 (Exhibit 10.4 to the company's Form 10-Q for the quarter ended September 27, 1998*)
10.2.5   Mellon Global Cash Management ABS Agreement, dated August 6,
         1998, by and between Sylvan Inc. and Mellon Bank, N.A.
         (Exhibit 10.5 to the company's Form 10-Q for the quarter ended September 27, 1998*)
10.2.6 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan Inc. and Mellon Bank, N.A. (Exhibit 10.6 to the company's Form 10-Q for the quarter ended September
         27, 1998*)
10.2.7 Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan Foods, Inc. and Mellon Bank, N.A.
         (Exhibit 10.7 to the company's Form 10-Q for the quarter ended September 27, 1998*)


10.2.8   Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan America, Inc. (a Pennsylvania
         corporation) and Mellon Bank, N.A. (Exhibit 10.8 to the
         company's Form 10-Q for the quarter ended September 27,
         1998*)
10.2.9   Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Sylvan America, Inc. (a Nevada corporation) and
         Mellon Bank, N.A. (Exhibit 10.9 to the company's Form 10-Q for the quarter ended September 27, 1998*)
10.2.10  Guaranty and Suretyship Agreement, dated August 6, 1998, by and between Quincy Corporation and Mellon Bank, N.A.
         (Exhibit 10.10 to the company's Form 10-Q for the quarter
         ended September 27, 1998*)
10.2.11  Index of Other Exhibits to the Revolving Credit Agreement
         (Exhibit 10.11 to the company's Form 10-Q for the quarter
         ended September 27, 1998*)
10.5.1   Agreement, dated January 14, 2000, by and between C And C
         Carriage Mushroom Co., t/a Modern Sales Company, and Quincy
         Corporation (Exhibit 10.5.1 to the company's Form 10-K for the year ended January 2, 2000*)
10.5.2   Index of Exhibits to the C And C Agreement referenced above
         (Exhibit 10.5.2 to the company's Form 10-K for the year
         ended January 2, 2000*)
10.41    Letter dated October 12, 2001 from Mellon Bank, advising the company of Mellon's assignment and transfer to Citizens
         Financial Group, Inc. of all of Mellon's right, title and
         interest in and to the Revolving Credit Agreement, dated
         August 6, 1998, between the company and Mellon (Exhibit
         10.41 to the company's Form 10-K filed for the year ended
         December 30, 2001*)
10.43    Employment Continuation Agreement with Dennis C. Zensen,
         dated September 24, 2002 (Exhibit 10.43 to the company's
         Form 10-Q filed for the quarter ended September 29, 2002**)
10.44    Employment Continuation Agreement with Monir K. Elzalaki,
         dated September 21, 2002 (Exhibit 10.44 to the company's
         Form 10-Q filed for the quarter ended September 29, 2002**)
10.45    Employment Continuation Agreement with Donald A. Smith,
         dated September 19, 2002 (Exhibit 10.45 to the company's
         Form 10-Q filed for the quarter ended September 29, 2002**)
10.46    Employment Continuation Agreement with Gary D. Walker, dated
         September 24, 2002 (Exhibit 10.46 to the company's Form 10-Q filed for the quarter ended September 29, 2002**)
10.47    Manager's Service Agreement with Michael A. Walton, dated
         April 17, 1988 (Exhibit 10.47 to the company's Form 10-Q
         filed for the quarter ended September 29, 2002**)
10.48    Amendment No. 1 to Revolving Credit Agreement, dated as of
         December 29, 2002, among Sylvan Inc., a Nevada corporation,
         Sylvan Foods (Netherlands) BV, a Dutch corporation, the
         banks listed on the signature page and Citizens Bank of
         Pennsylvania, as agent for the Banks and for the Issuing
         Bank under the Original Agreement (Exhibit 10.48 to the
         Company's Form 10-K filed for the year ended December 29,
         2002*)
10.49    Agreement and Plan of Merger, dated November 16, 2003, among
         Sylvan Inc., Snyder Associated Companies, Inc. and SAC
         Holding Co., filed herewith
10.50    Collective Bargaining Agreement, dated January 21, 2004,
         between Quincy Corporation and the United Farm Workers of
         America, AFL-CIO, filed herewith
11       Statement re computation of per share earnings is not
         required because the relevant computation can be clearly
         determined from the material contained in the financial
         statements included herein
21       Subsidiaries of the Registrant
31       Rule 13a-14(a) Certification of Dennis C. Zensen
31       Rule 13a-14(a) Certification of Donald A. Smith
32       Section 1350 Certification of Dennis C. Zensen
32       Section 1350 Certification of Donald A. Smith

---------------

 * Incorporated by reference.

** Management contract.

(B)  REPORTS ON FORM 8-K

     During the three months ended December 28, 2003, Sylvan filed and furnished the following reports on Form 8-K:

     On November 13, 2003, the company furnished a current report containing a press release, dated November 12, 2003, reporting earnings for the quarter ended September 28, 2003, and providing a financial outlook.

     On November 17, 2003, the company filed a current report containing a press release, dated November 16, 2003, announcing that Sylvan had entered into a definitive agreement with Snyder Associated Companies, Inc. that will result in a merger between Sylvan and a Snyder affiliate.

     On November 18, 2003, the company filed a current report containing a merger agreement, dated November 16, 2003, among Sylvan Inc., Snyder Associated Companies, Inc. and SAC Holding Co.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAN INC.

By: /s/ DENNIS C. ZENSEN                                          March 26, 2004
    ----------------------------------
    Dennis C. Zensen
    President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

         /s/ DENNIS C. ZENSEN                 Chairman of the Board of        March 26, 2004
--------------------------------------     Directors, President and Chief
           Dennis C. Zensen                 Executive Officer (Principal
                                                 Executive Officer)


         /s/ DONALD A. SMITH             Chief Financial Officer (Principal   March 26, 2004
--------------------------------------   Financial and Accounting Officer)
           Donald A. Smith


        /s/ WILLIAM L. BENNETT                        Director                March 26, 2004
--------------------------------------
          William L. Bennett


        /s/ MONIR K. ELZALAKI             President, Sylvan America, Inc.     March 26, 2004
--------------------------------------                Director
          Monir K. Elzalaki


        /s/ JEANINE C. HELLER                         Director                March 26, 2004
--------------------------------------
          Jeanine C. Heller


      /s/ VIRGIL H. JURGENSMEYER                      Director                March 26, 2004
--------------------------------------
        Virgil H. Jurgensmeyer


           /s/ NELSON OBUS                            Director                March 26, 2004
--------------------------------------
             Nelson Obus

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

EXHIBIT NO.                          DESCRIPTION                            PAGE NO.
-----------                          -----------                            --------
             Report of Independent Auditors (Ernst & Young LLP)                21
             Report of Independent Public Accountants (Arthur Andersen         22
             LLP)
             Consolidated Balance Sheets at December 28, 2003 and              23
             December 29, 2002
             Consolidated Statements of Income for the Years Ended             24
             December 28, 2003, December 29, 2002 and December 30, 2001
             Consolidated Statements of Changes in Shareholders' Equity        25
             for the Years Ended December 28, 2003, December 29, 2002,
             and December 30, 2001
             Consolidated Statements of Cash Flows for the Years Ended         26
             December 28, 2003, December 29, 2002, and December 30, 2001
             Notes to Consolidated Financial Statements                        27
             Consent of Independent Auditors (Ernst & Young LLP)               46
             Information Regarding the Consent of Independent Auditor          47
             (Arthur Andersen LLP)
             Schedule II -- Valuation and Qualifying Accounts for the          55
             Years Ended December 28, 2003, December 29, 2002 and
             December 30, 2001
   3.3       Articles of Incorporation of S. F. Nevada, Inc.                   (a)
   3.4       Articles of Merger of S. F. Nevada, Inc. and Sylvan Foods         (a)
             Holdings, Inc. with exhibit
   3.5       Bylaws                                                            (a)
  10.1.2     Sylvan Foods, Inc. Target Benefit Annuity Purchase Plan           (b)
  10.1.3     Sylvan Foods Holdings, Inc. 1993 Stock Option Plan for            (c)
             Nonemployee Directors
  10.12      Sylvan Inc. 1990 Stock Option Plan, as amended and restated       (a)
  10.2.1     Revolving Credit Agreement, dated as of August 6, 1998, by        (d)
             and among Sylvan Inc., a Nevada corporation, and Sylvan
             Foods (Netherlands) B.V., a Dutch corporation, as Borrowers;
             the Banks party thereto from time to time and Mellon Bank,
             N.A., a national banking association, as issuing bank and as agent for the Banks thereunder, together with various
             annexes, exhibits, and schedules
  10.2.2     Revolving Credit Note, dated August 6, 1998, payable to           (d)
             Mellon Bank, N.A. in the amount of $25,000,000
  10.2.3     Revolving Credit Note, dated August 6, 1998, payable to ABN       (d)
             AMRO Bank, Pittsburgh Branch, in the amount of $25,000,000
  10.2.4     Promissory Note, dated August 6, 1998, payable to Mellon          (d)
             Bank, N.A. in the amount of $5,000,000
  10.2.5     Mellon Global Cash Management ABS Agreement, dated August 6,      (d)
             1998, by and between Sylvan Inc. and Mellon Bank, N.A.
  10.2.6     Guaranty and Suretyship Agreement, dated August 6, 1998, by       (d)
             and between Sylvan Inc. and Mellon Bank, N.A.
  10.2.7     Guaranty and Suretyship Agreement, dated August 6, 1998, by       (d)
             and between Sylvan Foods, Inc. and Mellon Bank, N.A.
  10.2.8     Guaranty and Suretyship Agreement, dated August 6, 1998, by       (d)
             and between Sylvan America, Inc. (a Pennsylvania
             corporation) and Mellon Bank, N.A.
  10.2.9     Guaranty and Suretyship Agreement, dated August 6, 1998, by       (d)
             and between Sylvan America, Inc. (a Nevada corporation) and
             Mellon Bank, N.A.
  10.2.10    Guaranty and Suretyship Agreement, dated August 6, 1998, by       (d)
             and between Quincy Corporation and Mellon Bank, N.A.
  10.2.11    Index of Other Exhibits to the Revolving Credit Agreement         (d)
             referenced in Exhibit 10.2.1
  10.5.1     Agreement, dated January 14, 2000, by and between C And C         (e)
             Carriage Mushroom Co., t/a Modern Sales Company, and Quincy
             Corporation

EXHIBIT NO.                          DESCRIPTION                            PAGE NO.
-----------                          -----------                            --------
  10.5.2     Index of Exhibits to the Agreement referenced in Exhibit          (e)
             10.5.1
  10.41      Notification letter, dated October 12, 2001, regarding            (f)
             Mellon Bank's transfer to Citizens Financial Group, Inc. of its right, title and interest in the Revolving Credit
             Agreement, dated August 6, 1998
  10.43      Employment Continuation Agreement with Dennis C. Zensen,          (g)
             dated September 24, 2002
  10.44      Employment Continuation Agreement with Monir K. Elzalaki,         (g)
             dated September 21, 2002
  10.45      Employment Continuation Agreement with Donald A. Smith,           (g)
             dated September 19, 2002
  10.46      Employment Continuation Agreement with Gary D. Walker, dated      (g)
             September 24, 2002
  10.47      Manager's Service Agreement with Michael A. Walton, dated         (g)
             April 17, 1988
  10.48      Amendment No. 1 to Revolving Credit Agreement, dated as of        (h)
             December 29, 2002, among Sylvan Inc., a Nevada corporation,
             Sylvan Foods (Netherlands) BV, a Dutch corporation, the
             banks listed on the signature page and Citizens Bank of
             Pennsylvania, as agent for the Banks and for the Issuing
             Bank under the Original Agreement
  10.49      Agreement and Plan of Merger, dated November 16, 2003, among      56
             Sylvan Inc., Snyder Associated Companies, Inc. and SAC
             Holding Co.
  10.50      Collective Bargaining Agreement, dated January 21, 2004,         118
             between Quincy Corporation and the United Farm Workers of
             America, AFL-CIO
  21         Subsidiaries of the Registrant                                   138
  31         Rule 13a-14(a) Certification of Dennis C. Zensen                 139
  31         Rule 13a-14(a) Certification of Donald A. Smith                  140
  32         Section 1350 Certification of Dennis C. Zensen                   141
  32         Section 1350 Certification of Donald A. Smith                    142

---------------

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

(g) This exhibit was previously filed with the company's Form 10-Q for the quarter ended September 29, 2002 and is incorporated herein by reference.

(h) This exhibit was previously filed with the company's Form 10-K for the year ended December 29, 2002 and is incorporated herein by reference.

                                                                     SCHEDULE II

                   SYLVAN INC. AND SUBSIDIARIES (THE COMPANY)

                       VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                             AND DECEMBER 30, 2001

                                                      ADDITIONS
                                               -----------------------
                                  BALANCE AT   CHARGED TO                DEDUCTIONS                BALANCE
                                  BEGINNING    COSTS AND                    FROM                   AT END
DESCRIPTION                       OF PERIOD     EXPENSES    RECOVERIES   RESERVES(A)   OTHER(B)   OF PERIOD
-----------                       ----------   ----------   ----------   -----------   --------   ---------
                                                               (IN THOUSANDS)
Year ended December 28, 2003 --
     Allowance for doubtful
       accounts.................     $795         $239          $0          $ (99)       $124      $1,059
                                     ====         ====          ==          =====        ====      ======
Year ended December 29, 2002 --
     Allowance for doubtful
       accounts.................     $440         $492          $0          $(194)       $ 57      $  795
                                     ====         ====          ==          =====        ====      ======
Year ended December 30, 2001 --
     Allowance for doubtful
       accounts.................     $497         $107          $0          $(125)       $(39)     $  440
                                     ====         ====          ==          =====        ====      ======

---------------

(a) Represents uncollected accounts charged against the allowance.

(b) Represents the effect of currency translation adjustments.