Form 10-K/A
period 2003-12-28
SYLVAN INC
filed 2004-04-23
CIK 861291

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                   Yes                                 No  X
                                       ----                              ----

The aggregate market value of voting stock held by non-affiliates of the registrant at June 29, 2003 (the last day of the registrant's second fiscal quarter of 2003) was approximately $35,189,000. As of that date, the last sale price of the registrant's common stock was $10.58 per share. Solely for purposes of this calculation, shares beneficially owned by directors and executive officers have been excluded.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of April 15, 2004.

                 Class                                          Outstanding
                 -----                                          -----------
 COMMON STOCK, PAR VALUE $.001 PER SHARE                         5,155,131


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                   EXPLANATION

Set forth in this Form 10-K/A Amendment No. 1 are amendments relating to Items 10, 11, 12, 13 and 14 of Part III of the Annual Report of Sylvan Inc. on Form 10-K for the fiscal year ended December 28, 2003. These items were not included in the original report because it was anticipated that the information would be provided in Sylvan's Proxy Statement to Shareholders to be filed within 120 days after the end of the registrant's 2003 fiscal year. However, the proxy statement will be filed and distributed later than initially planned. Sylvan recently announced entering into a definitive agreement with Snyder Associated Companies, Inc. and SAC Holding Company that will result in a merger of Sylvan and a Snyder affiliate if approved by shareholders at a special meeting expected to be held in the second quarter of 2004. Sylvan currently expects that shareholders will receive a proxy statement with respect to the proposed merger and the special meeting to approve it in the second quarter of 2004.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

The following is a list of the names and ages of the directors of Sylvan as of the date of this report. Also set forth is the principal occupation and the inception date of service of each director. There is no arrangement or understanding between any director and any other person pursuant to which he or she was selected, and no family relationship exists between the company's directors and officers.

                                                                    PRINCIPAL OCCUPATION OR
NAME AND AGE                  PRESENT POSITION WITH SYLVAN          EMPLOYMENT, IF DIFFERENT              DIRECTOR SINCE
------------                  ----------------------------          ------------------------              --------------
William L. Bennett (54)       Director                              Partner, Monitor Group                     July 1994

Monir K. Elzalaki (48)        President of Sylvan                                                          December 1998
                              America, Inc.

Jeanine C. Heller (55)        Director                              Equity Analyst/Portfolio Advisor          April 2003

Virgil H. Jurgensmeyer (74)   Director                              Chairman of J-M Farms, Inc.                June 1992
                                                                    and J-M Foods, Inc.

Nelson Obus (57)              Director                              President of Wynnefield                    June 2000
                                                                    Capital, Inc.

Dennis C. Zensen (65)         Chairman, President                                                             April 1989
                              and Chief Executive Officer


William L. Bennett has served, since February 2000, as a partner of Monitor Group, an international consulting firm headquartered in Cambridge, Massachusetts. He also served, from August 1994 until March 2004, as vice chairman and as a director of PlanVista Corporation, a leading provider of managed healthcare services. PlanVista was acquired by ProxyMed, Inc. (Nasdaq:
PILL) in March 2004 and Mr. Bennett was elected to ProxyMed's board of directors shortly thereafter. ProxyMed is an electronic healthcare transaction processing services company. He has also served as a director of D2Hawkeye, Inc., a nonpublic healthcare information company, since 2002.

Monir K. Elzalaki has served as president of the company's Sylvan America, Inc. spawn subsidiary in Pennsylvania since March 1992, president of the company's Nevada spawn subsidiary since December 1992, and as a director of the company's Sylvan Australia Pty Limited subsidiary since June 1994.

Jeanine C. Heller is an independent investor relations consultant, advising publicly held companies since 1990. She also provides equity analysis and portfolio advice to investors through Smith, Moore & Co. Ms. Heller holds the Chartered Financial Analyst designation. Ms. Heller served as senior vice president of Stifel, Nicolaus & Co., an investment and brokerage subsidiary of Stifel Financial Group, from May 1987 through April 1990. Prior to that, she served as vice president of Josephthal & Co., a securities firm based in New York. She has also served as a member of the board of trustees of St. Mary-of-the-Woods College in Indiana.

Virgil H. Jurgensmeyer has served as chairman of the board of J-M Farms, Inc. (a grower and marketer of fresh mushrooms) since April 1979 and as chairman of the board of J-M Foods, Inc. (a producer and marketer of fresh-cut salads) since January 1991. Mr. Jurgensmeyer is owner and chairman of Mid-West Custom Mixing Co. (a mixer of rubber compounds), Miami Industrial Supply and Manufacturing Co. (a manufacturer of mushroom production equipment) and Miken Computer Co. (a retailer of personal computer hardware, software and services).

Nelson Obus has served as president of Wynnefield Capital, Inc. since November 1992 and as the managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management manages two partnerships and Wynnefield Capital, Inc. manages one partnership, all three of which invest in small-cap value U.S. public equities.

Dennis C. Zensen was elected chairman of Sylvan's board in July 1990 and has served as director, president and chief executive officer of Sylvan since April 1989.

IDENTIFICATION OF EXECUTIVE OFFICERS

A description of Sylvan's executive officers is included in Part I of its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2004.

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

Sylvan believes that all filing requirements applicable to its directors and executive officers were complied with during 2003. In making these disclosures, the company has relied solely on the written and oral representations of its directors and executive officers and copies of the reports that they filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                          -------------------                       ----------------------
                                                                                 NUMBER OF SHARES
                                                              OTHER ANNUAL       UNDERLYING STOCK  ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR     SALARY     BONUS        COMPENSATION       OPTIONS GRANTED   COMPENSATION
---------------------------  ----     ------     -----        ------------       ---------------   ------------
Dennis C. Zensen             2003    $500,000  $ 155,000      $103,078 (b)                 --        $181,031 (f)
   President and Chief       2002     500,000    150,000       125,619 (b)                 --         181,668
   Executive Officer         2001     500,000    240,000       119,192 (b)                 --         174,219

Monir K. Elzalaki            2003    $300,000   $ 45,000      $ 11,940 (b)                 --        $ 22,134 (f)
   President                 2002     300,000     65,000        19,418 (b)                 --          29,157
   Sylvan America, Inc.      2001     289,583     65,000        11,837 (b)                 --          18,048

Michael A. Walton (a)        2003    $277,450   $ 53,700             --                    --        $ 21,641 (f)
   Managing Director         2002     277,450         --        29,000 (c)                 --          21,641
   Sylvan Europe             2001     268,500     80,550             --                    --          20,943

Gary D. Walker               2003    $200,000   $ 20,000      $ 30,346 (d)                 --        $ 22,533 (f)
   President                 2002     200,000     30,000        10,081 (b)                 --          15,630
   Sylvan Bioproducts, Inc.  2001     185,000     30,000        28,910 (e)                 --          15,521

Donald A. Smith              2003    $228,500   $ 50,000             --                    --        $  1,317 (f)
   Chief Financial Officer   2002     207,500     30,000        10,252 (b)                 --          15,874
                             2001     183,750     30,000        11,445 (b)                 --          17,351

--------------

(a) Mr. Walton, a citizen and resident of the United Kingdom, is paid in British pounds. For the purposes of this report, his compensation for each of the three years was converted into U.S. dollars using a December 31, 2003 exchange rate of pound sterling equal to $1.79.

(b) Reflects reimbursements for income taxes incurred as a result of contributions made by the company on behalf of the executive officer to its Nonqualified Target Benefit Annuity Purchase Program.

(c) Constitutes the difference between the exercise and market prices of stock options that Mr. Walton exercised during the year.

(d) Reflects Mr. Walker's recognition of the $17,204 difference between the exercise and market prices of stock options that he exercised during the year and of a $13,142 reimbursement for income taxes incurred as a result of contributions made by the company on his behalf to its Nonqualified Target Benefit Annuity Purchase Program.

(e) Reflects Mr. Walker's recognition of the $18,750 difference between the exercise and market prices of stock options that he exercised during the year and of a $10,160 reimbursement for income taxes incurred as a result of contributions made by the company on his behalf to its Nonqualified Target Benefit Annuity Purchase Program.

(f)  Amounts reported for 2003 consist of the following:

                                               Zensen     Elzalaki        Walton       Walker        Smith
                                               ------     --------        ------       ------        -----
     o  Nonqualified target benefit
        annuity purchase premiums............ $179,714    $20,817            --       $21,216        $   --
     o  401(k) plan company
        matching contributions...............    1,179      1,179            --         1,179         1,179
     o  Term life insurance premiums.........      138        138            --           138           138
     o  UK pension benefit plan
        contribution.........................       --         --       $21,641            --            --

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

                                                         NO. OF SHARES UNDERLYING        VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                            SHARES                             AT  12/28/03                AT   12/28/03 (b)
                           ACQUIRED        VALUE        --------------------------     -------------------------
     NAME                 ON EXERCISE    REALIZED (a)   EXERCISABLE  UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
     ----                 -----------    ------------   -----------  -------------     ----------- -------------
     Dennis C. Zensen           --              --         45,000          --            $156,375        --
     Monir K. Elzalaki          --              --         63,334          --              89,643        --
     Michael A. Walton          --              --         75,000          --              82,250        --
     Gary D. Walker         10,000          17,204         60,000          --              89,500        --
     Donald A. Smith            --              --         43,668          --             104,873        --

-------------

(a)  Reflects value before income taxes payable as a result of exercise.

(b) The closing market price of Sylvan's common stock as of December 28, 2003 was $12.10 per share.

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

COMPENSATION OF DIRECTORS

Sylvan compensates each nonemployee director with an annual retainer of $10,000 and a payment of $2,000 for each board meeting attended and for each committee meeting attended. The directors as a group were paid $198,000 in total during 2003. Directors are also reimbursed for travel and other necessary business expenses incurred for attending meetings.

In addition, under the terms of the 1993 Stock Option Plan for Nonemployee Directors and to the extent that shares are available, each nonemployee director is automatically granted nonincentive options to purchase 10,000 shares of common stock on the first business day following the annual meeting at which such individual first becomes a Sylvan director. In addition, he or she is automatically granted nonincentive options to purchase 1,000 shares of common stock on the first business day following the day of each subsequent annual meeting of shareholders. The exercise price per share of the common stock underlying each option granted is the closing price of the common stock on the date of grant as reported on The Nasdaq Stock Market.

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

Sylvan will also continue to cover each executive under the company's welfare benefit plans for healthcare, life and accidental death and dismemberment insurance, and disability insurance for one year following the date of a covered termination. These benefits will be discontinued if the executive receives similar benefits from another employer. In addition, Sylvan will pay the executive's reasonable legal fees and expenses if he must hire a lawyer to enforce the agreement. As part of the agreements, the executives agree not to disclose or to use for their own purposes confidential and proprietary Sylvan information and, for a period of two years following termination of employment, they agree not to compete with Sylvan or induce employees to leave Sylvan or to otherwise interfere with Sylvan's business.

                                   Mr. Walton

In April 1988, Mr. Walton entered into a Managers Service Agreement with White Queen Limited, a British company that Sylvan acquired in 1992. The agreement states that Mr. Walton is to serve as White Queen's general manager, be paid a salary of 24,000 pounds sterling per year and be provided with the use of an automobile. Mr. Walton's salary is to be reviewed each year with changes to be effective each January 1. He is to receive annual increases of no less than the proportional increase in the Retail Price Index published by England's Department of Employment, or on the basis of increases in other published inflation measures, in the event that the Retail Price Index is no longer available.

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

                   Waiver of Certain Change of Control Rights

As previously announced, Sylvan entered into a definitive agreement with Snyder Associated Companies, Inc. of Kittanning, Pennsylvania, which will result in a merger between Sylvan and a Snyder affiliate. It is anticipated that Messrs. Zensen, Elzalaki, Smith and Walker will waive the change of control and potential change of control triggers that are in their agreements with respect to the proposed merger. However, the agreements will remain in place for five years after the merger so that, if a different change of control occurs during the five-year period following the closing of the merger, these managers (to the extent their employment with the surviving corporation or its applicable subsidiary has not previously terminated) will be entitled to the benefits of those agreements and their change of control provisions.

STOCK OPTION AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Stock Option and Compensation Committee is composed of Messrs. Jurgensmeyer and Bennett, neither of whom is an executive officer of the company. During 2003, no executive officer of the company served on a compensation committee (or other board committee performing equivalent functions) or the board of directors of any entity related to any member of Sylvan's board of directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                                    (c)
                                              (a)                                           NUMBER OF SECURITIES
                                      NUMBER OF SECURITIES             (b)                REMAINING AVAILABLE FOR
                                       TO BE ISSUED UPON          WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                    EXERCISE OF OUTSTANDING      EXERCISE PRICE OF          COMPENSATION PLANS
                                       OPTIONS, WARRANTS        OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
     PLAN CATEGORY                        AND RIGHTS            WARRANTS AND RIGHTS       REFLECTED IN COLUMN (a))
     -------------                   --------------------       --------------------      ------------------------
     Equity Compensation Plans
     Approved by Security Holders           757,469                    $11.35                     134,919 (1)

     Equity Compensation Plans Not
     Approved by Security Holders (2)            --                        --                          --


     Total                                  757,469                    $11.35                     134,919

-------------

(1) Consists of 122,919 shares available under the 1990 Stock Option Plan and 12,000 shares available under the 1993 Stock Option Plan for Nonemployee Directors as of December 28, 2003. Included in the total are options that became available due to the forfeiture or expiration of grants.

(2)  All of Sylvan's equity plans were approved by shareholders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The only persons or firms known to the company that may be deemed to beneficially own five percent or more of Sylvan's common stock as of the dates in the footnotes are the following:

                                                           AMOUNT AND NATURE                  PERCENT OF
         NAME AND ADDRESS                               OF BENEFICIAL OWNERSHIP(a)          COMMON STOCK(f)
         ----------------                               -------------------------           ---------------
         Wynnefield Capital Management, LLC..................  1,069,886(b)                       20.8%
         450 Seventh Avenue
         New York, NY  10123

         Dennis C. Zensen....................................    739,128(c)                       14.2%
         333 Main Street
         Saxonburg, PA  16056

         SAC Holding Co......................................    537,771(d)                       10.4%
         P.O. Box 1022
         One Glade Park East
         Kittanning, PA  16201

         Dimensional Fund Advisors Inc.......................    378,672(e)                        7.3%
         1299 Ocean Avenue
         Santa Monica, CA  90401

-------------

(a) Under regulations of the Securities and Exchange Commission, a person who directly or indirectly has or shares voting or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares; investment power is the power to dispose of or direct the disposition of shares.

(b) Based on information reported by Wynnefield Partners Small Cap Value, L.P. on a Schedule 13D filed with the Securities and Exchange Commission on November 19, 2003, as amended through April 5, 2004.

(c) Jointly owned by Mr. Zensen with his wife and includes 45,000 shares that are subject to options, all of which are exercisable. Mr. Zensen, SAC Holding Co. and two other individuals or entities are members of a group formed for the purpose of acquiring, holding, voting or disposing of securities of Sylvan as more fully described in the statement on Schedule 13D/A (Amendment No. 1) filed with the Securities and Exchange Commission on December 24, 2003, as amended further through April 5, 2004. As a result of his membership in this group, Mr. Zensen may be deemed, for purposes of
     Section 13(d) of the Securities Exchange Act of 1934, to beneficially own the 537,771 shares of stock beneficially owned by SAC. Mr. Zensen disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(d) Based on information reported by SAC Holding Co. on a Schedule 13D filed with the Securities and Exchange Commission on November 21, 2003, as amended through April 5, 2004. SAC, Mr. Zensen and two other individuals or entities are members of a group formed for the purpose of acquiring, holding, voting or disposing of securities of Sylvan as more fully described in the statement on Amendment No. 1 to such Schedule 13D filed with the Securities and Exchange Commission on December 24, 2003 and Amendment No. 2 to such Schedule 13D filed with the Securities and Exchange Commission on February 18, 2004. As a result of its membership in this group, SAC may be deemed, for purposes of Section 13(d) of the Securities Exchange Act of 1934, to beneficially own the 739,128 shares of stock beneficially owned by Mr. Zensen, which includes 45,000 shares that are subject to exercisable options. SAC disclaims beneficial ownership of any shares in which it does not have a pecuniary interest.

(e) According to an amendment to its Schedule 13G dated February 6, 2004, Dimensional Fund Advisors Inc., an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds." In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over Sylvan's securities that are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(f) Based on 5,155,131 shares of the company's common stock issued and outstanding on December 28, 2003, except in the case of Mr. Zensen, in whose case 45,000 shares that are subject to exercisable options are included in the number of shares outstanding in determining Mr. Zensen's ownership percentage.

SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth the following information as of April 15, 2004. Unless otherwise described in the footnotes, each named person has sole voting and investment power as to all shares listed opposite his name.

                                                          SHARES OF BENEFICIALLY OWNED COMMON STOCK
                                                          -----------------------------------------
                                                DIRECT            OTHER             RIGHT TO        PERCENT OF
     NAME                                      OWNERSHIP        OWNERSHIP          ACQUIRE (e)    OUTSTANDING (f)
     ----                                      ---------        ---------          -----------    ---------------
     Dennis C. Zensen                           694,128(a)               -             45,000           14.3%
     William L. Bennett                            6,000            2,880(b)           17,000            *
     Monir K. Elzalaki                            11,061                 -             63,334            *
     Jeanine C. Heller                                 -            1,000(c)                -            *
     Virgil H. Jurgensmeyer                       31,000                 -              9,000            *
     Nelson Obus                                       -        1,069,886(d)           12,000           21.0%
     Donald A. Smith                                   -                 -             43,668            *
     Gary D. Walker                                4,130                 -             60,000            *
     Michael A. Walton                             5,000                 -             75,000            *
     All of the above and all other executive    755,419         1,073,766            356,668           42.4%
     officers as a group (g)

-----------

*    Less than 5%

(a)  Owned in joint tenancy by Mr. Zensen with his wife.

(b) Includes 2,000 shares held in Mr. Bennett's 401(k) account and 880 shares held by trusts for the benefit of Mr. Bennett's children, with respect to which he disclaims beneficial ownership.

(c)  Held in Ms. Heller's IRA.

(d) Mr. Obus is president of Wynnefield Capital, Inc. and a managing member of Wynnefield Capital Management, LLC. Both companies have indirect beneficial ownership in securities held in the name of Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P.I. and Wynnefield Small Cap Value Offshore Fund, Ltd., which, combined, own all of the indicated shares.

(e)  Consists of shares that are subject to exercisable options.

(f) Based on 5,155,131 shares of Sylvan's common stock issued and outstanding on April 15, 2004.

(g)  Ten persons, including those named.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2003, various mushroom business interests of Mr. Jurgensmeyer, a member of the company's board, purchased spawn and compost supplements at fair market value totaling $766,000.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table lists the fees paid or accrued by Sylvan for services provided by Ernst and Young LLP during the indicated years.

                                             2003                     2002
                                             ----                     ----
             Audit fees (a)                 $226,250                 $175,838
             Audit-related fees                    -                        -
             Tax fees (b)                     13,154                        -
             All other fees                        -                        -
                                            --------                 --------

             Total                          $239,404                 $175,838


(a) Reflects fees related to the audit of Sylvan's financial statements, review of quarterly financial statements and audit services provided in connection with other regulatory filings.

(b) Reflects fees related to federal, state and international tax consultations.

Sylvan's audit committee is responsible for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor's independence. All audit and other fees are subject to the specific pre-approval of the audit committee and all services rendered by Ernst & Young LLP during fiscal year 2003 were pre-approved by the audit committee.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(C)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

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

                                          SYLVAN INC.

April 23, 2004                            By:   /s/  FRED Y. BENNITT
                                              --------------------------------
                                              Fred Y. Bennitt
                                              Secretary/Treasurer