Form 10-Q
period 2004-04-04
SYLVAN INC
filed 2004-05-19
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2004

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

                                  724-352-7520
              (Registrant's telephone number, including area code)

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

                                 Yes [ ] No [X]

   Number of shares of common stock outstanding as of May 15, 2004...5,155,131

                          SYLVAN INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.
                                                                                                              --------
PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets,
                  April 4, 2004 and December 28, 2003 ............................................................3

                  Condensed Consolidated Statements of Income, Three Months
                  Ended April 4, 2004 and March 30, 2003..........................................................5

                  Condensed Consolidated Statements of Cash Flows, Three Months
                  Ended April 4, 2004 and March 30, 2003..........................................................6

                  Notes to Condensed Consolidated Financial Statements,
                  April 4, 2004...................................................................................7

         Item 2.  Management's Discussion and Analysis...........................................................14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................20

         Item 4.  Controls and Procedures........................................................................20


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................21

         Item 5.  Other Information..............................................................................21

         Item 6.  Exhibits and Reports on Form 8-K...............................................................22

         Signatures..............................................................................................22

         Index to Exhibits.......................................................................................23

         Exhibit 31..............................................................................................24

         Exhibit 31..............................................................................................25

         Exhibit 32..............................................................................................26

         Exhibit 32..............................................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1.              CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                                 (In thousands)

                                                                 April 4,     December 28,
                                                                   2004          2003
                                                                ----------    ----------
                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $    4,508    $    5,849
  Trade accounts receivable, net of allowance
    for doubtful accounts of $977 and $1,059, respectively          14,912        15,901
  Inventories                                                       13,142        12,514
  Prepaid income taxes and other expenses                            2,132         1,868
  Other current assets                                               1,534         1,468
                                                                ----------    ----------

    Total current assets                                            36,228        37,600

Property, plant and equipment, net                                  59,737        61,134

Intangible assets, net of accumulated amortization
    of $5,413 and $5,472, respectively                              15,805        13,999

Other assets, net of accumulated amortization
    of $717 and $694, respectively                                     959         1,132
                                                                ----------    ----------

TOTAL ASSETS                                                    $  112,729    $  113,865
                                                                ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          Sylvan Inc. and Subsidiaries
                        (In thousands except share data)


                                                                  April 4,       December 28,
                                                                     2004           2003
                                                                 -----------     -----------
                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                              $        76     $       110
  Accounts payable - trade                                             4,307           5,739
  Accrued salaries, wages and employee benefits                        1,921           2,649
  Other accrued liabilities                                              848           1,164
  Income taxes payable                                                 1,342             999
                                                                 -----------     -----------
    Total current liabilities                                          8,494          10,661
                                                                 -----------     -----------
Long-term and revolving-term debt                                     33,659          33,548
                                                                 -----------     -----------
Other long-term liabilities:
  Other employee benefits                                             10,207          10,208
  Other                                                                  282             230
                                                                 -----------     -----------
    Total other long-term liabilities                                 10,489          10,438
                                                                 -----------     -----------
Minority interest                                                      2,312           2,195

SHAREHOLDERS' EQUITY:
  Common stock, voting, par value $0.001, 10,000,000 shares
    authorized 6,752,405 shares issued at April 4,
    2004 and December 28, 2003                                             7               7
  Additional paid-in capital                                          17,524          17,524
  Retained earnings                                                   68,647          67,804
  Less:  Treasury stock at cost, 1,597,274  shares at
    April 4, 2004  and December 28, 2003                             (16,669)        (16,669)

  Accumulated other comprehensive deficit                            (11,734)        (11,643)
                                                                 -----------     -----------
    Total shareholders' equity                                        57,775          57,023
                                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                       $   112,729     $   113,865
                                                                 ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Sylvan Inc. and Subsidiaries
                  (Unaudited, in thousands except share data)


                                                            Three Months Ended
                                                         --------------------------
                                                          April 4,        March 30,
                                                            2004            2003
                                                         ----------      ----------
NET SALES                                                $   24,582      $   22,382
                                                         ----------      ----------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                              15,111          13,791
  Selling, administration, research and development           6,180           5,302
  Depreciation                                                1,614           1,557
                                                         ----------      ----------
                                                             22,905          20,650
                                                         ----------      ----------
OPERATING INCOME                                              1,677           1,732

INTEREST EXPENSE, NET, INCLUDING
  AMORTIZATION OF DEBT ISSUANCE COSTS                           351             422

OTHER INCOME, NET                                               152               4
                                                         ----------      ----------

INCOME BEFORE INCOME TAXES                                    1,478           1,314

PROVISION FOR INCOME TAXES                                      517             434
                                                         ----------      ----------

INCOME BEFORE MINORITY INTEREST IN
  INCOME OF CONSOLIDATED SUBSIDIARIES                           961             880

MINORITY INTEREST IN INCOME OF
   CONSOLIDATED SUBSIDIARIES                                    118              47
                                                         ----------      ----------


NET INCOME                                               $      843      $      833
                                                         ==========      ==========


NET INCOME PER SHARE - BASIC                             $     0.16      $     0.16
                                                         ==========      ==========


NET INCOME PER SHARE - DILUTED                           $     0.16      $     0.16
                                                         ==========      ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                           5,155,131       5,131,131
                                                         ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES                            5,208,082       5,144,419
                                                         ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Sylvan Inc. and Subsidiaries
                           (Unaudited, in thousands)



                                                                         Three Months Ended
                                                                    ----------------------------
                                                                     April 4,          March 30,
                                                                       2004              2003
                                                                    ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $      843        $      833
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                     1,667             1,610
       Employee benefits                                                  (676)             (673)
       Trade accounts receivable                                           952               413
       Inventories                                                        (677)             (958)
       Prepaid expenses and other assets                                   (72)              216
       Accounts payable and accrued liabilities                         (1,708)               71
       Income taxes payable                                                362               (67)
       Derivatives                                                         (70)                5
       Minority interest                                                   118                47
       Other                                                                31                15
                                                                    ----------        ----------
       Net cash provided by operating activities                           770             1,512
                                                                    ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                          (421)             (813)
  Expenditures for intangibles                                          (2,000)               --
                                                                    ----------        ----------
       Net cash used in investing activities                            (2,421)             (813)
                                                                    ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                     (37)              (66)
  Net borrowings under revolving credit line                               361               411
                                                                    ----------        ----------
       Net cash provided by financing activities                           324               345
                                                                    ----------        ----------
EFFECT OF EXCHANGE RATES ON CASH                                           (14)              189
                                                                    ----------        ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (1,341)            1,233

CASH AND CASH EQUIVALENTS, beginning of period                           5,849             5,624
                                                                    ----------        ----------

CASH AND CASH EQUIVALENTS, end of period                            $    4,508        $    6,857
                                                                    ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
  Interest paid                                                     $      498        $      716
  Income taxes paid                                                        206               417


   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SYLVAN INC. AND SUBSIDIARIES
                                  APRIL 4, 2004
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      General

      These condensed consolidated financial statements of Sylvan Inc. ("Sylvan", "the company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company's Annual Report to Shareholders and its Form 10-K, as amended, for the year ended December 28, 2003. The condensed consolidated December 28, 2003 balance sheet was derived from the audited balance sheet included in the most recent Form 10-K, as amended.

      Cash

      All cash equivalents are stated at cost, which approximates market. The company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

      Inventories

      Inventories at April 4, 2004 and December 28, 2003 consisted of the following:

                                                   April 4,       December 28,
      (in thousands)                                 2004             2003
                                                  ----------       ----------
      Growing crops and compost material          $    5,651       $    5,683
      Stores and other supplies                        2,040            2,005
      Finished products                                5,451            4,826
                                                  ----------       ----------
                                                  $   13,142       $   12,514
                                                  ==========       ==========

      Warranty Costs

      Warranty costs are accrued based on management's best estimates of the replacement costs related to spawn products and historical warranty experience. Actual costs will vary from these estimates. The following table reconciles the changes in the company's spawn product warranty reserves:

                                                   April 4,         March 30,
      (in thousands)                                 2004             2003
                                                  ----------       ----------
      Beginning balance                           $      275       $      275
      Expense accrual                                     50               67
      Warranty expenditures                               49               35
                                                  ----------       ----------
      Ending balance                              $      276       $      307
                                                  ==========       ==========

      Earnings Per Common Share

      Earnings per share were calculated using the weighted average number of shares outstanding during the period, including the effect of stock options outstanding. Pursuant to the company's 1990 and 1993 stock option plans, options for a total of 1,365,081 shares of the company's common stock have been granted and options for a total of 607,612 of these shares have been exercised as of April 4, 2004.

      The following tables reconcile the number of shares utilized in the earnings per share calculations for the three months ended April 4, 2004 and March 30, 2003:

                                                            Three Months Ended
                                                      ------------------------------
                                                       April 4,            March 30,
                                                         2004                2003
                                                      ----------          ----------
      Net income (in thousands)                       $      843          $      833
                                                      ==========          ==========

      Earnings per common share - basic               $     0.16          $     0.16
                                                      ==========          ==========
      Earnings per common share - diluted             $     0.16          $     0.16
                                                      ==========          ==========

      Common shares - basic                            5,155,131           5,131,131
      Effect of dilutive securities: stock options        52,951              13,288
                                                      ----------          ----------
      Common shares - diluted                          5,208,082           5,144,419

      Options to purchase approximately 290,000 and 618,000 shares of common stock in the three months ended April 4, 2004 and March 30, 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the company's common shares for the respective periods.

      Intangible Assets

      Sylvan's intangible assets, which relate solely to its Spawn Products Segment, are as follows:

                                        Gross Carrying Amount              Accumulated Amortization
                                    -----------------------------        -----------------------------
                                                        Cultures                             Cultures
      (in thousands)                 Goodwill           and Other         Goodwill           and Other            Net
                                    ----------         ----------        ----------         ----------         ----------
      December 28, 2003             $   18,455         $    1,016        $   (4,916)        $     (556)        $   13,999
      Additions                             --              2,000                --                (28)             1,972
      Currency translation                (253)                --                87                 --               (166)
                                    ----------         ----------        ----------         ----------         ----------
      April 4, 2004                 $   18,202         $    3,016        $   (4,829)        $     (584)        $   15,805
                                    ==========         ==========        ==========         ==========         ==========


      The remaining useful lives of the cultures range from seven to ten years and the other intangible assets range from two to five years.

      Amortization expense for intangible assets was $27,500 for the three months ended April 4, 2004. Estimated amortization expense for the remainder of 2004 and the five succeeding years is as follows:

       (in thousands)
                            2004 (remainder)                 $  429
                            2005                                518
                            2006                                518
                            2007                                451
                            2008                                119
                            2009                                115

      During the first quarter of 2004, the company entered into a long-term supply agreement with and purchased cultures from a spawn producer and grower of fresh mushrooms. The aggregate purchase price of $2.0 million was allocated based on the respective fair values of the assets purchased.

2.    LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

      The company has a Revolving Credit Agreement with two commercial banks, dated August 6, 1998 and amended, in part, December 29, 2002. It provides for revolving credit loans on which the aggregate outstanding balance available to the company could not initially exceed $55.0 million. The maximum aggregate outstanding balance declines over the remaining term of the agreement as follows:

                                    Maximum Aggregate
      Period Beginning            Outstanding Balance
      ----------------            -------------------
      August 6, 2003                 $50.0 million
      August 6, 2004                  45.0 million

      Outstanding borrowings under the agreement bear interest at either the Prime Rate or LIBOR (plus an applicable margin) at the company's option. The effective borrowing rates, excluding the effect of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", were 4.46% for the quarter ended April 4, 2004 and 4.80% for the quarter ended March 30, 2003. On April 4, 2004, the company had outstanding borrowings under the agreement of $32.5 million. The revolving credit loans mature on August 5, 2005.

      The agreement provides for the maintenance of various financial covenants and includes limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the agreement are guaranteed by certain wholly owned subsidiaries of the company.

      The company has several additional loan obligations. The outstanding balances related to these loans, consisting primarily of a mortgage on the company's Netherlands facility for $0.8 million and a loan from the minority shareholders of the company's Netherlands subsidiary for $0.4 million, totaled approximately $1.2 million as of April 4, 2004. The interest rates of these loans vary between 6.75% and 8.55%.

3.    COMPREHENSIVE INCOME:

      Comprehensive income consisted of the following:


                                                         Three Months Ended
                                                    ----------------------------
                                                     April 4,          March 30,
      (in thousands)                                   2004              2003
                                                    ----------        ----------
      Net income                                    $      843        $      833
      Other comprehensive income:
       Foreign currency translation adjustment             (21)              935
       Unrealized (losses) income on derivatives
           and qualified cash flow hedges                 (106)                8
       Tax effect                                           36                (3)
                                                    ----------        ----------
       Total comprehensive income                   $      752        $    1,773
                                                    ==========        ==========

      The components of accumulated other comprehensive deficit consist of the following:

      (in thousands)                                     April 4, 2004  December 28, 2003
                                                         -------------  -----------------
      Unrealized losses on derivatives and
         qualified cash flow hedges, net of tax of $386
         and $350, respectively                            $   (750)        $   (680)


      Foreign currency translation adjustments               (1,095)          (1,074)


      Minimum pension liability adjustment,
         net of tax of $5,095                                (9,889)          (9,889)
                                                           --------         --------
      Total accumulated other comprehensive deficit        $(11,734)        $(11,643)
                                                           ========         ========

      Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and will mature at various times through August 2007. The fair value of these contracts is recorded in the balance sheet, with the offset to "Accumulated Other Comprehensive Deficit," net of tax. Based on interest rates at April 4, 2004, the company expects to expense $36,000 in the next 12 months related to derivative instruments.

4.    BUSINESS SEGMENT INFORMATION:

      Sylvan is a worldwide producer and distributor of products for the mushroom industry, specializing in spawn (the equivalent of seed for mushrooms) and spawn-related products and services, and is a major grower of fresh mushrooms in the United States. The company has two reportable business segments: Spawn Products, which includes spawn-related products, services and bioproducts; and Fresh Mushrooms. Spawn-related products include casing inoculum, nutritional supplements and disease-control agents. During the quarter ended April 4, 2004, the company made no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported in the December 28, 2003 financial statements.

      (in thousands)               Three       Spawn        Fresh        Total
                                   Months     Products    Mushrooms   Reportable
                                   Ended      Segment      Segment     Segments
                                   -----      -------      -------     --------
      Total revenues                2004      $17,086      $ 7,849      $24,935
                                    2003       15,452        7,258       22,710

      Intersegment revenues         2004          353           --          353
                                    2003          328           --          328

      Operating income              2004        2,340          828        3,168
                                    2003        2,237          853        3,090

      Reconciliation to Consolidated Financial Data:

                                                                    Three Months Ended
      (in thousands)                                        April 4, 2004      March 30, 2003
                                                            -------------      --------------
      Total revenues for reportable segments                   $ 24,935            $ 22,710
      Elimination of intersegment revenues                         (353)               (328)
                                                               --------            --------
      Total consolidated revenues                              $ 24,582            $ 22,382
                                                               ========            ========

      Total operating income for reportable segments           $  3,168            $  3,090
      Unallocated corporate expenses                             (1,491)             (1,358)
      Interest expense, net                                        (351)               (422)
      Other income, net                                             152                   4
                                                               --------            --------


      Consolidated income before income taxes                  $  1,478            $  1,314
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

                                                                                   Three Months Ended
      (in thousands except per share data)                               April 4, 2004           March 30, 2003
                                                                         -------------          --------------
      Net income as reported                                             $         843           $         833
         Total stock-based employee compensation determined
            under fair value method for all awards, net of tax                      (5)                    (32)
                                                                         -------------           -------------


      Pro forma net income                                               $         838           $         801
                                                                         =============           =============


      Basic earnings per share
         As reported                                                     $        0.16           $        0.16
                                                                         =============           =============
         Pro forma                                                       $        0.16           $        0.16
                                                                         =============           =============

      Diluted earnings per share
         As reported                                                     $        0.16           $        0.16
                                                                         =============           =============
         Pro forma                                                       $        0.16           $        0.16
                                                                         =============           =============

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 2002: risk-free interest rates of 3.2%; no expected dividend yields; expected lives of 8.0 years; expected volatility of 34%. No options have been granted since May 2002.

6.    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

      The following is a summary of net expense relating to the company's pension and other postretirement benefit plans.

                                                                      Three Months Ended
      (in thousands)                                           April 4, 2004    March 30, 2003
                                                               -------------    --------------
      Pension benefits:
        Service cost                                               $  39            $  39
        Interest cost                                                531              545
        Expected return on plan assets                              (553)            (520)


        Amortization of net loss, prior service cost and
          transition obligation                                      110              104
                                                                   -----            -----
      Net periodic pension benefit cost                            $ 127            $ 168
                                                                   =====            =====


      Other benefits:
         Interest cost                                             $  11            $  11


        Amortization of net loss and prior service cost               (4)              (2)
                                                                   -----            -----
      Net periodic other benefit cost                              $   7            $   9
                                                                   =====            =====


7.    CONTINGENCIES:

      On September 23, 2003, the company's Sylvan Bioproducts, Inc. subsidiary received an administrative order from the Borough of Kennett Square, Pennsylvania ("the Borough"), alleging that Sylvan Bioproducts failed to comply with certain wastewater sampling and reporting requirements under the terms of a water contribution permit issued to the company for its facility in Kennett Square. A fine of $105,109 was assessed by the order. The company believes that the requirements were substantially fulfilled and it filed an appeal to the order on October 1, 2003. Discussions have been undertaken with the Borough and the company believes that the dispute will be resolved in a manner that will have no material impact on the company's financial statements or results of operations.

8.    MERGER DISCLOSURE DISCUSSION:

      As announced on November 16, 2003, Sylvan entered into a definitive agreement with Snyder Associated Companies, Inc. of Kittanning, Pennsylvania, which will result in a merger between Sylvan and a Snyder affiliate. The Sylvan board of directors, upon the unanimous recommendation of its special committee of independent directors, approved the merger and the agreement. The merger is subject to certain conditions, including the approval by a majority of the shareholders of Sylvan. Sylvan has scheduled a special meeting of its shareholders for that purpose on June 9, 2004. If approved by Sylvan's shareholders at the meeting, the merger transaction is expected to be completed shortly thereafter. Upon completion of the merger, Sylvan will be obligated to pay approximately $1.6 million in professional fees. Sylvan currently anticipates completing the merger by the merger termination deadline of June 15, 2004.

9.    RECENT ACCOUNTING PRONOUNCEMENTS:

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

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB revised FIN 46 to clarify certain provisions and modify its effective date. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. It requires that companies determine whether a non-consolidated entity is a variable interest entity, as defined by FIN 46, and which company is the primary beneficiary of the variable interest entity's activities. The requirements of FIN 46 apply to all variable interest entities held no later than the end of the interim reporting period ending after March 15, 2004. Variable interest entities held in special purpose entities shall apply FIN 46 no later than the end of the first interim reporting period ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on the company's financial statements or results of operations.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                          SYLVAN INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS (Three Months Ended April 4, 2004 and March 30, 2003)

CONSOLIDATED REVIEW

Net Sales

      (in thousands)                 2004                2003           % Change
                                     ----                ----           --------
      Net sales                    $ 24,582            $ 22,382            10

Net sales increased 10% to $24.6 million, when compared with $22.4 million for the corresponding 2003 quarter. The weaker U.S. dollar was the primary reason for this increase. On average, for the first quarter of 2004, the U.S. dollar was approximately 16% weaker, when measured against the company's applicable foreign currencies, than for the first quarter of 2003. The weakening had the effect of increasing sales during the 2004 quarter, as compared with the corresponding 2003 quarter, by approximately 11%, or $2.4 million. Net sales of the Fresh Mushrooms Segment increased $0.6 million, or 8.1%, and net sales of the Spawn Products Segment, after adjusting for the weaker U.S. dollar, decreased $0.7 million, or 4.8%. Overseas sales, as a percentage of net sales, were 49% in both the first quarter of 2004 and the first quarter of 2003.

Operating Costs and Expenses

      (in thousands)                 2004                2003           % Change
                                     ----                ----           --------
      Cost of sales                $ 15,111            $ 13,791            10
      Selling, administration,
         research and development     6,180               5,302            17
      Depreciation                    1,614               1,557             4

The company's cost of sales, expressed as a percentage of net sales, was 61.6% for both the first quarter of 2004 and first quarter of 2003. Selling, administration, research and development expenses were $6.2 million for the April 4, 2004 quarter and $5.3 million for the March 30, 2003 quarter and were 25.1% and 23.7% of net sales, respectively. During the first quarter of 2004, the company incurred costs of approximately $450,000, primarily consisting of professional and legal fees related to the activities of the company's special committee of independent directors that was established by the company's board in April 2003. No comparable costs were incurred during the first quarter of 2003.

Interest Expense

Net interest expense for the first quarter of 2004 decreased to $351,000 from $422,000 for the first quarter of 2003. This decrease was primarily due to a lower average outstanding debt level during the first quarter of 2004, when compared with the first quarter of 2003. The effective borrowing rate for the first quarter of 2004 was 4.3%, as compared with 4.4% for the first quarter of 2003. The company recorded interest income of $20,000 in the first quarter of 2004, as compared with $35,000 of interest income in the first quarter of 2003, related to certain interest rate swap agreements. During the 2004 quarter, the company had $15.0 million of variable-to-fixed interest rate swaps in place to manage interest rate risk that increased the average borrowing rate 1.48%. During the 2003 quarter, $20.0 million of swaps increased the average borrowing rate 1.53%.

Income Tax Expense

The effective income tax rate for the first quarter of 2004 was 35%, as compared with 33% for the corresponding 2003 quarter. The higher effective tax rate for 2004 was a result of a larger portion of the company's taxable income being derived from higher-tax-rate jurisdictions.

BUSINESS SEGMENTS

Spawn Products

      (in thousands)                        2004         2003           % Change
                                            ----         ----           --------
      Sales, including intersegment       $ 17,086     $ 15,452            11
      Operating expenses                    14,746       13,215            12
      Operating income                       2,340        2,237             5

Net sales of spawn and spawn-related products increased 11% primarily due to a weaker U.S. dollar, which had the effect of increasing net sales on a quarter-over-quarter comparison by $2.4 million. Spawn product sales volume increased 3.9%, with a 6.3% increase in the Americas and a 1.1% decrease in overseas markets. Most of the volume increase in the Americas resulted from an additional week of sales included in the first quarter of 2004. Sylvan's U.S. companies report results on a 52-53 week fiscal-year basis. The 2004 first quarter results, for Sylvan's U.S. companies, are for the fourteen weeks ended April 4, 2004, while the corresponding 2003 quarter was a thirteen-week period. Sales of disease-control agents and nutritional supplements decreased 4.8%, after adjusting for the weaker U.S. dollar, and accounted for 14% of Sylvan's consolidated net sales for the first quarter of 2004, as compared with 15% for the first quarter of 2003.

The overseas U.S. dollar-equivalent selling price was 15.3% higher during the first quarter of 2004, as compared with the corresponding quarter of 2003, primarily due to the weakening of the U.S. dollar. Overseas local currency selling prices decreased approximately 1.1% and the selling price in the Americas increased 1.9%.

Operating expenses increased 11.6% when compared with the first quarter of 2003. The effect of a weaker U.S. dollar increased operating expenses on a quarter-over-quarter comparison by $2.2 million. Within operating expenses, cost of sales was 54.9% of net sales, as compared with 56.3% for the corresponding 2003 quarter. The increase in spawn product sales volumes contributed to the improved cost of sales percentage, spreading costs that are primarily fixed in nature over more units. Selling, administration, research and development expenses were $3.8 million for the April 4, 2004 quarter and $3.0 million for the March 30, 2003 quarter. Approximately one-half of this increase is attributable to the weaker U.S. dollar. The segment also recorded higher professional fees related to the acquisition of intangible assets, bad debt expense and warranty costs during the first quarter of 2004, when compared with the first quarter of 2003.

Operating income, as a percentage of net sales, was 13.7% for the first quarter of 2004, as compared with 14.5% for the corresponding 2003 quarter. Operating income was positively impacted by the weakening of the U.S. dollar, with an effect of approximately $225,000.

The company's bioproducts division recorded net sales of $277,000 for the first quarter of 2004, as compared with $349,000 for the first quarter of 2003. The company experienced sales growth in its Red Yeast Rice product, but recorded no sales of its Agaricus mushroom product during the first quarter of 2004, due to relatively high inventory levels held by the Japanese customer who purchases this product. The operating loss in the bioproducts division for the first quarter of 2004 was $64,000, as compared with an operating income of $11,000 for the first quarter of 2003.

Fresh Mushrooms

      (in thousands)                        2004         2003           % Change
                                            ----         ----           --------
        Sales                             $  7,849     $  7,258             8
        Operating expenses                   7,021        6,405            10
        Operating income                       828          853            (3)

Net sales of fresh mushrooms increased to $7.8 million during the first quarter, as compared with $7.3 million for the corresponding quarter of 2003. The number of pounds sold increased 3.2% and the average selling price per pound increased 7.0%. The Fresh Mushrooms Segment reports results on a 52-53 week fiscal-year basis. The 2004 first quarter results are for the fourteen weeks ended April 4, 2004, while the corresponding 2003 quarter was a thirteen-week period.

The Fresh Mushrooms Segment's cost of sales was $5.7 million, or 72.9% of net sales, for the quarter ended April 4, 2004, as compared with $5.1 million, or 70.2%, for the 2003 first quarter. Lower yields per square foot and higher employee benefit costs contributed to the increase in the cost of sales percentage.

Quincy sold $1.0 million of ready-to-grow mushroom compost to its satellite farms and purchased $1.9 million of high-quality mushrooms from the satellites for immediate resale to its third-party wholesaler during the first quarter of 2004. By comparison, Quincy sold $0.8 million of ready-to-grow mushroom compost to its satellite farms and purchased $1.3 million of high-quality mushrooms in the first quarter of 2003.

The segment's operating income for the quarter was $828,000, or 10.6% of net sales, as compared with $853,000 and 11.8% for the first quarter of 2003. Operating income, when measured on a weekly basis, decreased 9.9% to $59,000.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended April 4, 2004 was $0.8 million, as compared with $1.5 million for the corresponding period of 2003. This decrease was primarily the result of a reduction in the company's accounts payable and accrued benefits, which were partially offset by a decrease in trade accounts receivable.

Cash used by investing activities was $2.4 million for the three months ended April 4, 2004, as compared with $0.8 million used during the corresponding period of 2003. During the first quarter of 2004, the company entered into a long-term supply agreement with and purchased cultures from a spawn producer and grower of fresh mushrooms. The aggregate purchase price of $2.0 million was allocated based on the respective fair values of the assets purchased. The company also expended $0.4 million on maintenance capital expenditures during the first quarter of 2004.

Total capital expenditures in 2004 are not expected to exceed $4.0 million, although additional expenditures may be required for any acquisitions or new initiatives. The company routinely assesses its requirements for additional capital investments and believes that it has sufficient cash resources from current cash balances, internally generated funds and available bank credit facilities to meet its ongoing capital needs.

Available credit under the company's revolving credit arrangement was $17.5 million as of April 4, 2004. Term and revolving credit increased by $0.3 million during the three months ended April 4, 2004, and during the corresponding three-month period of 2003.

The company did not purchase any shares of Sylvan common stock during the first three months of 2004. The share purchase program was suspended by Sylvan's board of directors in April 2003.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB revised FIN 46 to clarify certain provisions and modify its effective date. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. It requires that companies determine whether a non-consolidated entity is a variable interest entity, as defined by FIN 46, and which company is the primary beneficiary of the variable interest entity's activities. The requirements of FIN 46 apply to all variable interest entities held no later than the end of the interim reporting period ending after March 15, 2004. Variable interest entities held in special purpose entities shall apply FIN 46 no later than the end of the first interim reporting period ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on the company's financial statements or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of SFAS No. 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of freestanding financial instruments that embody obligations for the issuer. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the company's financial statements or results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates, and assumptions include the accounting for derivatives, environmental matters, the testing of goodwill and other intangible assets for impairment, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will differ from those estimates and assumptions that are used to prepare the company's financial statements. Despite these inherent limitations, management believes that Management's Discussion and Analysis (MD&A) and the financial statements and related footnotes provide a fair presentation. A discussion of the judgments and uncertainties associated with accounting for derivatives can be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk, presented under
Item 3 in the company's Form 10-K report for the fiscal year ended December 28, 2003, as amended.

A summary of the company's significant accounting policies is included in Note 1 to the Consolidated Financial Statements, presented in the company's Form 10-K report for the fiscal year ended December 28, 2003, as amended. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

In addition to the significant accounting policies described in Note 1 to the Consolidated Financial Statements, presented in the company's Form 10-K report for the fiscal year ended December 28, 2003, as amended, the company believes the following discussion addresses its critical accounting policies:

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

In order to manage interest rate exposure, the company utilizes interest rate swaps under its fair value hedging strategy in order to convert a portion of its floating rate debt to a fixed-rate basis. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of floating rate debt converted to fixed as of April 4, 2004, a variance of 10% in the related interest rate would cause annual interest expense related to this debt to change by approximately $50,000.

The company is subject to various environmental laws and regulations that govern the discharge of wastewater, which may require that we investigate and remediate the effects of such discharge at our operations. Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable. The company's outstanding environmental liability at April 4, 2004 was $25,000.

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

Goodwill and indefinitely lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. The company performs this annual impairment test in the fourth quarter of each fiscal year. The goodwill impairment test requires a comparison of the fair value of the company's reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities. The company believes that an accounting estimate related to the goodwill impairment is a "critical accounting estimate" because the underlying assumptions used for the discounted cash flow can change from period to period and these changes could cause a material impact to the income statement. Management's assumptions about discount rates, inflation rates and other internal and external economic conditions require significant judgment based on fluctuating rates and anticipated future revenues. Additionally, SFAS No. 142, "Goodwill and Other Intangible Assets", requires that the goodwill be analyzed for impairment on an annual basis using the assumptions that apply at the time the analysis is updated.

Other areas of significant judgments and estimates include the liabilities and expenses for pensions and other postretirement benefits. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability and the long-term rate of return on plan assets. The rate used to discount future estimated liabilities is determined considering the rates available at year-end on debt instruments that could be used to settle the obligations. Lowering the discount rate by 0.5% (from 6.10% to 5.60%) would increase the company's projected benefit obligation as of April 4, 2004 approximately $2.1 million. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. Effective October 31, 2002, Sylvan reduced the assumption for the expected long-term return on plan assets to 8.5% from 9.0%. Pension expense increases as the expected long-term rate of return decreases. Therefore, had Sylvan assumed an expected long-term rate of return of 8.5% for all of 2002, the company's pension expense for 2002 would have been approximately $145,000 higher than the amount recorded.

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


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

From time to time in this quarterly report, references are made to expectations capable of influencing Sylvan's future financial performance, such as the profit contribution and cost of sales impact of the satellite farms, changes in capital expenditures and in research and development expenditures, the continuation of the company's share purchase program, cash flows from operations and bank borrowings, and future interest rate sensitivity. Events could turn out to be significantly different from what is expected. The following factors, among others, in some cases have affected and in the future could affect the company's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements:

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

      - failure of Sylvan's shareholders to approve the Agreement and Plan of Merger, dated November 16, 2003, that is expected to be voted on by the shareholders at a special meeting scheduled for June 9, 2004; and

      - acts of terrorism, war or concerns of the public about such acts or threats of such acts.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented under this item in the company's Form 10-K report for the fiscal year ended December 28, 2003, as amended, has not changed materially. Information relating to the sensitivity to foreign currency exchange rate changes of the company's firmly committed sales transactions, in addition to what is presented in Item 2 of this filing, is omitted because it is an immaterial portion of total sales.


ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Sylvan's chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of April 4, 2004, and they concluded that these controls and procedures are effective.

(b)   Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to April 4, 2004.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 17, 2003, a complaint was filed in Nevada by Alan Kahn, an alleged Sylvan shareholder, on behalf of himself and purportedly on behalf of similarly situated shareholders. It alleged generally that Sylvan and its directors breached their fiduciary and other duties to the plaintiff by entering into a merger agreement with Snyder Associated Companies of Kittanning, Pennsylvania (see Note 7 to the Condensed Consolidated Financial Statements). On March 29, 2004, Sylvan received notice of an order entered by the court granting Sylvan's motion to dismiss plaintiff's complaint and denying plaintiff's motion to amend his complaint.

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

Except as described above, there are no other pending legal proceedings to which Sylvan or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.


ITEM 5.  OTHER INFORMATION

PROPOSED MERGER OF SYLVAN INC. AND SNYDER ASSOCIATED COMPANIES

Sylvan recently announced entering into a definitive agreement with Snyder Associated Companies, Inc. and SAC Holding Company that will result in a merger of Sylvan and a Snyder affiliate if approved by shareholders at a special meeting that is expected to be held on June 9, 2004. The proxy statements with respect to the proposed merger and the special meeting were mailed to shareholders beginning May 10, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

      32    Certifications pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

      During the three-month period ended April 4, 2004, Sylvan filed and furnished the following reports on Form 8-K:

            On March 29, 2004, the company furnished a current report containing a press release, dated March 26, 2004, reporting earnings for the quarter ended December 28, 2003, and providing a financial outlook.

            On April 6, 2004, the company filed a current report containing a press release, dated April 2, 2004, announcing that Sylvan and Snyder Associated Companies, Inc. of Kittanning, Pennsylvania, agreed to extend the deadline for completing the merger between Sylvan and a Snyder affiliate.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 19, 2004                   SYLVAN INC.
      ------------------


                                        By:   /s/  DONALD A. SMITH
                                           -------------------------------------
                                                   Donald A. Smith
                                                   Chief Financial Officer


                                        By:   /s/  FRED Y. BENNITT
                                           -------------------------------------
                                                   Fred Y. Bennitt
                                                   Secretary/Treasurer

                                INDEX TO EXHIBITS

Exhibit No.                       Description                               Page
-----------                       -----------                               ----
   31         Rule 13a-14(a) Certification of Dennis C. Zensen                24

   31         Rule 13a-14(a) Certification of Donald A. Smith                 25

   32         Section 1350 Certification of Dennis C. Zensen                  26

   32         Section 1350 Certification of Donald A. Smith                   27