Form 10-K/A
period 2002-12-29
SYLVAN INC
filed 2004-06-07
CIK 861291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-K/A (AMENDMENT NO.2)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ------------- to ------------

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   EXPLANATION

Set forth in this Form 10-K/A Amendment No. 2 are amendments relating to Item 1 of Part I, Items 7 and 8 of Part II and Item 15 of Part IV of the Annual Report of Sylvan Inc. on Form 10-K for the fiscal year ended December 29, 2002. The amendments are in response to comments made by the Securities and Exchange Commission during the first quarter of 2004 in the course of the Commission's review of the information provided in the registrant's Form 10-K. In connection with these amendments, the registrant is also amending the Exhibit Index in Item 15(a)(3) to include the certifications required by 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENVIRONMENTAL MATTERS

Certain phases of the mushroom production process create discharges of conventional pollutants and other organic materials. Expenditures will routinely be required in order to enable the company's Quincy subsidiary to comply with existing and future environmental laws and regulations. Quincy averaged $50,000 per year over the past five years in environmental compliance costs.

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

                                     PART II

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

Below are tables that summarize the company's contractual obligations and commercial commitments at December 29, 2002:

                                                      Payments Due by Period (in thousands)
       Contractual Obligations              Total    Less than 1 year   1-3 years   4-5 years   After 5 years
Long-Term Debt                             $38,385   $            223   $  37,572   $     124   $         466
      Interest on Long-Term Debt             4,345              1,576       2,531          90             148
      Capital Lease Obligations                  -                  -           -           -               -
      Operating Lease Obligations              650                485         165           -               -
      Purchase Obligations                       -                  -           -           -               -
      Other Long-Term Obligations                -                  -           -           -               -
      Research Contract                        943                281         568          94               -
      Total Contractual Cash Obligations   $44,323   $          2,565   $  40,836   $     308   $         614

                                         Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments          Total    Less than 1 year   1-3 years   4-5 years   After 5 years
Standby Letter of Credit             $ 1,000                      $   1,000

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

In order to manage interest rate exposure, the company utilizes interest rate swaps under its fair value hedging strategy in order to convert a portion of its floating rate debt to fixed-rate basis. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of floating rate debt converted to fixed as of December 29, 2002, a variance of 10% in the related interest rate would cause annual interest expense related to this debt to change by approximately $75,000.

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

Other areas of significant judgments and estimates include the liabilities and expenses for pensions and other postretirement benefits. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability and the long-term rate of return on plan assets. The rate used to discount future estimated liabilities is determined considering the rates available at year-end on debt instruments that could be used to settle the obligations. Lowering the discount rate by 0.5% (from 6.10% to 5.60%) would increase the company's projected benefit obligation as of December 29, 2002 by approximately $2.0 million. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. Effective October 31, 2002, Sylvan reduced the assumption for the expected long-term return on plan assets to 8.5% from 9.0%. Pension expense increases as the expected long-term rate of return decreases. Therefore, had Sylvan assumed an expected long-term rate of return of 8.5% for all of 2002, the company's pension expense for 2002 would have been approximately $145,000 higher than the amount recorded.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
June 4, 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylvan Inc. and subsidiaries as of December 29, 2002, and the results of their operations and their cash flows for the fiscal year then ended in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/  Arthur Andersen LLP
Pittsburgh, Pennsylvania
February 1, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the company's Annual Report on Form 10-K for the year ended December 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with our Annual Report on Form 10-K.

CONSOLIDATED BALANCE SHEETS
SYLVAN INC. AND SUBSIDIARIES

ASSETS
IN THOUSANDS

                                                           DEC. 29, 2002   DEC. 30, 2001
                                                           -------------   -------------
Current Assets:
Cash and cash equivalents                                  $       5,624   $       5,072
Trade accounts receivable, net of allowance for doubtful
   accounts of $795 and $440, respectively                        14,399          13,133
Inventories                                                       11,425          10,119
Prepaid income taxes and other expenses                            1,495           1,437
Other current assets                                               1,494           4,206
                                                           -------------   -------------

TOTAL CURRENT ASSETS                                              34,437          33,967
                                                           -------------   -------------

Property, Plant and Equipment:
Land and improvements                                              3,987           3,711
Buildings                                                         43,699          38,021
Equipment                                                         56,895          51,014
                                                           -------------   -------------
                                                                 104,581          92,746

Less-Accumulated depreciation                                    (45,794)        (38,470)
                                                           -------------   -------------

TOTAL PROPERTY, PLANT AND EQUIPMENT, NET                          58,787          54,276
                                                           -------------   -------------

INTANGIBLE ASSETS, net of accumulated amortization
   of $4,691 and $4,078, respectively                             12,321          11,036

OTHER ASSETS, net of accumulated amortization
   of $597 and $491, respectively                                  1,261           7,811
                                                           -------------   -------------

TOTAL ASSETS                                               $     106,806   $     107,090
                                                           =============   =============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
SYLVAN INC. AND SUBSIDIARIES

LIABILITIES AND SHAREHOLDERS' EQUITY
IN THOUSANDS EXCEPT SHARE DATA

                                                           DEC. 29, 2002   DEC. 30, 2001
                                                           -------------   -------------
Current Liabilities:
Current portion of long-term debt                          $         223   $       2,430
Accounts payable - trade                                           3,895           3,833
Accrued salaries, wages and employee benefits                      2,771           2,635
Other accrued liabilities                                          1,413             905
Income taxes payable                                               1,545             942
                                                           -------------   -------------

TOTAL CURRENT LIABILITIES                                          9,847          10,745
                                                           -------------   -------------

LONG-TERM AND REVOLVING-TERM DEBT                                 38,162          37,255
                                                           -------------   -------------

Other Long-Term Liabilities:
Other employee benefits                                            9,538           1,362
Other                                                                256           5,162
                                                           -------------   -------------

TOTAL OTHER LONG-TERM LIABILITIES                                  9,794           6,524
                                                           -------------   -------------

MINORITY INTEREST                                                  1,741           1,680

Shareholders' Equity:
Common stock, voting, par value $.001, 10,000,000 shares
    authorized, 6,728,405 and 6,694,272 shares issued
    in 2002 and 2001, respectively                                     7               7
Additional paid-in capital                                        17,284          17,055
Retained earnings                                                 64,965          60,296
Less-Treasury stock, at cost, 1,597,274 and 1,263,953
    shares in 2002 and 2001, respectively                        (16,669)        (13,136)
                                                           -------------   -------------
                                                                  65,587          64,222

Accumulated other comprehensive loss                             (18,325)        (13,336)
                                                           -------------   -------------

TOTAL SHAREHOLDERS' EQUITY                                        47,262          50,886
                                                           -------------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                   $     106,806   $     107,090
                                                           =============   =============

  The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
SYLVAN INC. AND SUBSIDIARIES
IN THOUSANDS EXCEPT SHARE DATA

                                                               2002            2001            2000
                                                           -------------   -------------   -------------
NET SALES                                                  $      88,192   $      85,911   $      85,947
                                                           -------------   -------------   -------------

Operating Costs and Expenses:
Cost of sales                                                     52,109          49,818          47,937
Selling and administrative                                        19,416          18,006          19,500
Research and development                                           1,965           1,721           1,763
Depreciation                                                       5,642           5,375           5,233
                                                           -------------   -------------   -------------

                                                                  79,132          74,920          74,433
                                                           -------------   -------------   -------------

OPERATING INCOME                                                   9,060          10,991          11,514

INTEREST EXPENSE, NET                                              1,865           2,532           2,529

OTHER EXPENSE                                                          3              19             155
                                                           -------------   -------------   -------------

INCOME BEFORE INCOME TAXES                                         7,192           8,440           8,830
                                                           -------------   -------------   -------------

Provision (Benefit) for Income Taxes:
Current                                                            2,082           2,216           2,206
Deferred                                                             324             274            (226)
                                                           -------------   -------------   -------------
                                                                   2,406           2,490           1,980
                                                           -------------   -------------   -------------

INCOME BEFORE MINORITY INTEREST IN INCOME OF
 CONSOLIDATED SUBSIDIARIES                                         4,786           5,950           6,850
                                                           -------------   -------------   -------------

MINORITY INTEREST IN INCOME OF
 CONSOLIDATED SUBSIDIARIES                                           117             121             168
                                                           -------------   -------------   -------------

NET INCOME                                                 $       4,669   $       5,829   $       6,682
                                                           =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                       5,402,859       5,500,799       5,658,860
                                                           =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES                                             5,454,700       5,551,673       5,665,974
                                                           =============   =============   =============

NET INCOME PER SHARE - BASIC                               $        0.86   $        1.06   $        1.18
                                                           =============   =============   =============
NET INCOME PER SHARE - DILUTED                             $        0.86   $        1.05   $        1.18
                                                           =============   =============   =============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
SYLVAN INC. AND SUBSIDIARIES

IN THOUSANDS EXCEPT SHARE DATA

                                                                                         ACCUMU-
                                                                                         LATED
                                                      ADDI-                               OTHER        TOTAL
                                                     TIONAL                              COMPRE-      SHARE-
                                           COMMON    PAID-IN     RETAINED   TREASURY     HENSIVE      HOLDERS'
                                           STOCK     CAPITAL     EARNINGS    STOCK        LOSS         EQUITY
                                           ------   ---------    --------   --------    ---------    ---------
BALANCE, Jan. 2, 2000                      $    7   $  16,801    $ 47,785   $(10,166)   $  (7,203)   $  47,224

Net income                                      -           -       6,682          -            -        6,682

Foreign currency translation
   adjustment                                   -           -           -          -       (2,705)      (2,705)
                                           ------   ---------    --------   --------    ---------    ---------
     Comprehensive income                                                                                3,977

Exercise of 10,000 stock options
   and compensation expense, net
   of tax                                       -         104           -         53            -          157
Purchase of treasury stock                      -           -           -     (2,017)           -       (2,017)
Issuance of treasury stock                      -         (20)          -        213            -          193
                                           ------   ---------    --------   --------    ---------    ---------

BALANCE, Dec. 31, 2000                          7      16,885      54,467    (11,917)      (9,908)      49,534

Net income                                      -           -       5,829          -            -        5,829

Foreign currency translation
   adjustment                                   -           -           -          -       (3,092)      (3,092)
Unrealized losses on derivatives
   designated and qualified as cash
   flow hedges, net of tax                      -           -           -          -         (336)        (336)
                                           ------   ---------    --------   --------    ---------    ---------
     Comprehensive income                       -           -           -          -            -        2,401

Exercise of 12,671 stock options and
   compensation expense, net
   of tax                                       -         170           -          -            -          170
Purchase of treasury stock                      -           -           -     (1,219)           -       (1,219)
                                           ------   ---------    --------   --------    ---------    ---------

BALANCE, Dec. 30, 2001                          7      17,055      60,296    (13,136)     (13,336)      50,886

Net income                                      -           -       4,669          -            -        4,669

Foreign currency translation
   adjustment                                   -           -           -          -        5,042        5,042
Unrealized losses on derivatives
   designated and qualified as cash
   flow hedges, net of tax                      -           -           -          -         (519)        (519)
Minimum pension liability
   adjustment, net of tax                       -           -           -          -       (9,512)      (9,512)
                                           ------   ---------    --------   --------    ---------    ---------
     Comprehensive loss                         -           -           -          -            -         (320)
Exercise of 34,133 stock options and
   compensation expense, net
   of tax                                       -         229           -          -            -          229
Purchase of treasury stock                      -           -           -     (3,533)           -       (3,533)
                                           ------   ---------    --------   --------    ---------    ---------
BALANCE, DEC. 29, 2002                     $    7   $  17,284    $ 64,965   $(16,669)   $ (18,325)   $  47,262
                                           ======   =========    ========   ========    =========    =========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SYLVAN INC. AND SUBSIDIARIES

IN THOUSANDS                                                  2002      2001      2000
                                                            -------    -------   -------
CASH FLOWS FROM OPERATIONS:
Net income                                                  $ 4,669    $ 5,829   $ 6,682

Adjustments to reconcile net income to net cash provided
by operations:
Depreciation and amortization                                 5,872      6,114     5,998
Employee benefits                                               216        373      (193)
Trade accounts receivable                                      (152)      (753)     (183)
Inventories                                                    (470)         1      (697)
Prepaid expenses and other assets                             3,008       (852)     (900)
Accounts payable, accrued expenses and other liabilities        620        (35)   (1,072)
Minority interest                                               108        157       319
Other                                                        (1,133)      (155)     (212)
                                                            -------    -------   -------
NET CASH PROVIDED BY OPERATIONS                              12,738     10,679     9,742
                                                            -------    -------   -------
CASH FLOWS FROM INVESTING:
Expenditures for property, plant and equipment               (6,144)    (8,744)   (7,012)
Proceeds from sale of fixed assets                                -        145       908
Earn-out payment on prior period acquisition                      -       (125)     (125)
                                                            -------    -------   -------
NET CASH USED IN INVESTING                                   (6,144)    (8,724)   (6,229)
                                                            -------    -------   -------
CASH FLOWS FROM FINANCING:
Principal payments on long-term debt                         (2,393)      (285)      (72)
Proceeds from long-term debt borrowings                           -         49       172
Net repayments under revolving credit loan                   (1,224)      (509)   (3,350)
Proceeds from exercise of stock options                         335        134        87
Purchase of treasury shares                                  (3,533)    (1,219)   (2,017)
                                                            -------    -------   -------
NET CASH USED IN FINANCING                                   (6,815)    (1,830)   (5,180)
                                                            -------    -------   -------
EFFECT OF EXCHANGE RATES ON CASH                                773       (424)     (563)
                                                            -------    -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            552       (299)   (2,230)

CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR           5,072      5,371     7,601
                                                            -------    -------   -------

CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR               $ 5,624    $ 5,072   $ 5,371
                                                            =======    =======   =======
Supplemental Disclosure of Cash Flow Data:
Interest paid                                               $ 1,942    $ 2,402   $ 2,651
Income taxes paid                                             2,052      2,394     2,153

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

The following table reflects the calculation of earnings per share:

IN THOUSANDS EXCEPT SHARE DATA

                                                    FISCAL YEAR ENDED
                                      -----------------------------------------------
                                      DEC. 29, 2002    DEC. 30, 2001    DEC. 31, 2000
                                      -------------    -------------    -------------
Basic Earnings Per Share:
Net income                            $       4,669    $       5,829    $       6,682
Average shares outstanding                5,402,859        5,500,799        5,658,860
                                      -------------    -------------    -------------

Earnings per share                    $        0.86    $        1.06    $        1.18
                                      =============    =============    =============

Diluted Earnings Per Share:
Net income                            $       4,669    $       5,829    $       6,682
Average shares outstanding                5,402,859        5,500,799        5,658,860
Effect of stock options                      51,841           50,874            7,114
                                      -------------    -------------    -------------
Diluted average shares outstanding        5,454,700        5,551,673        5,665,974
                                      -------------    -------------    -------------

Earnings per share                    $        0.86    $        1.05    $        1.18
                                      =============    =============    =============

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

                                                        FAIR                   LIBOR
 NOTIONAL        EFFECTIVE            EXPIRATION       MARKET        FIXED    MAXIMUM
  AMOUNT           DATE                  DATE           VALUE         RATE     RATE
-----------   -----------------    ---------------   ------------    ------   -------
$10,000,000   February 25, 2000    August 25, 2007   $ (1,141,789)     5.48%     7.00%

  5,000,000     October 4, 1999    October 6, 2003       (179,960)     5.02%        -

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

Valuations for long-term debt are determined based on borrowing rates currently available to the company for loans with similar terms, currencies and maturities and were as follows:

IN THOUSANDS             DEC. 29, 2002         DEC. 30, 2001
                         -------------         -------------
Fair value               $      37,809         $      39,162
Carrying amount                 38,385                39,685

The company's financial instruments are not held for trading purposes.

COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following:

IN THOUSANDS                                     DEC. 29, 2002    DEC. 30, 2001
                                                 -------------    --------------
Foreign currency translation adjustments         $      (7,958)   $      (13,000)
Unrealized losses on derivatives and qualified
 cash flow hedges, net of tax of $441                     (855)             (336)
Minimum pension liability adjustment, net of
 tax of $4,902                                          (9,512)                -
                                                 -------------    --------------
Total accumulated other comprehensive income     $     (18,325)   $      (13,336)
                                                 =============    ==============

INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and amortization of indefinitely lived intangible assets and provides for an impairment test to be performed annually. The impairment test is a two-step process performed to analyze whether or not goodwill has been impaired. Step one requires the fair value be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires that a hypothetical purchase price allocation analysis be done to reflect a current book value of goodwill. This current value is compared to the book value of the goodwill. If the current fair value is lower than the book value, an impairment is recorded. Sylvan adopted this pronouncement on December 31, 2001, which was the first day of Sylvan's 2002 fiscal year. During the quarter ended March 31, 2002, a professional services firm retained by the company conducted an assessment to test the transitional goodwill impairment. The company also completed it annual assessment to test for goodwill impairment as of September 29, 2002. No impairment loss resulted from either assessment. In both assessments step one of the process determined that fair value exceeded book value.

Sylvan's intangible assets, which relate solely to its Spawn Products Segment, are as follows:

                             Gross Carrying Amount     Accumulated Amortization
                                           Cultures                   Cultures
(in thousands)                Goodwill     and Other   Goodwill       and Other      Net
                           -------------   ---------   ---------      ---------   --------
December 30, 2001          $      14,107   $   1,007   $  (3,776)     $    (302)  $ 11,036
Additions                              -           7           -           (127)      (120)
Currency Translation       $       1,891           -        (486)             -      1,405
                           -------------   ---------   ---------      ---------   --------
December 29, 2002          $      15,998   $   1,014   $  (4,262)     $    (429)  $ 12,321
                           =============   =========   =========      =========   ========

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

Actual results of operations for the fiscal year ended December 29, 2002 and the pro forma results for the fiscal years ended December 30, 2001 and December 31, 2000, had Sylvan applied the non-amortization provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" in 2001 and 2000, are as follows:

                                                    FISCAL YEAR ENDED
(in thousands except per share data)   DEC. 29, 2002   DEC. 30, 2001   DEC. 31, 2000
                                       -------------   -------------   -------------
Reported net income                    $       4,669   $       5,829   $       6,682
Add back:  Goodwill amortization,
  Net of tax                                       -             363             361
                                       -------------   -------------   -------------
  Adjusted net income                  $       4,669   $       6,192   $       7,043
                                       =============   =============   =============
Basic earnings per share:
  Reported net income                  $        0.86   $        1.06   $        1.18
  Add back:  Goodwill amortization                 -            0.07            0.06
                                       -------------   -------------   -------------
Adjusted net income                    $        0.86   $        1.13   $        1.24
                                       =============   =============   =============
Diluted earnings per share:
  Reported net income                  $        0.86   $        1.05   $        1.18
  Add back:  Goodwill amortization                 -            0.07            0.06
                                       -------------   -------------   -------------
Adjusted net income                    $        0.86   $        1.12   $        1.24
                                       =============   =============   =============

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

The following table reflects pro forma net income and earnings per share had the company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

(in thousands except per share data)                          2002        2001       2000
Net income as reported                                     $   4,669    $  5,829   $   6,682
   Total stock-based employee compensation
    determined under the fair value method for all awards       (102)     (1,142)       (921)
         Tax benefit of fair value method                         34         337         203
                                                           ---------    --------   ---------
Pro forma net income                                       $   4,601    $  5,024   $   5,964

Basic earnings per share
   As reported                                             $    0.86    $   1.06   $    1.18
   Pro forma                                               $    0.85    $   0.91   $    1.05

Diluted earnings per share
   As reported                                             $    0.86    $   1.05   $    1.18
   Pro forma                                               $    0.84    $   0.91   $    1.05

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

In November 2002, the Financial Accounting Standards Board issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Others." FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees including loan guarantees. It would also require that, at the inception of a guarantee, the Company must recognize a liability for the fair value, of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN 45 will not have a material impact on the company's financial position, results of operations or cash flow.

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

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. It requires that companies determine whether a non-consolidated entity is a variable interest entity, as defined by FIN No. 46, and, second, which company is the primary beneficiary of the variable interest entity's activities. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The company is currently evaluating the impact of adopting this interpretation.

2. INVENTORIES:

Inventories are summarized as follows:

IN THOUSANDS                         DEC. 29, 2002   DEC. 30, 2001
                                     -------------   -------------
Growing crops and compost material   $       4,975   $       5,466
Stores and other supplies                    2,039           1,493
Finished products                            4,411           3,160
                                     -------------   -------------
                                     $      11,425   $      10,119
                                     =============   =============

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

The company was not in compliance with one of the financial covenants as of December 29, 2002 due to the recording of a $9.5 million minimum pension liability adjustment to "Accumulated Other Comprehensive Income" during 2002. On March 21, 2003, the company and its banks signed an amendment to the revolving credit agreement to adjust for the recording of the minimum pension liability adjustment and waive the loan covenant violation. The adjustment and waiver are effective as of December 29, 2002 and continue through August 5, 2005.

The company has several additional loan obligations consisting primarily of a mortgage on the company's Netherlands facility for $0.8 million and a loan from the minority shareholders of the company's Netherlands subsidiary for $0.4 million. The outstanding balances related to these loans totaled approximately $1.4 million as of December 29, 2002 and as of December 29, 2001. Interest rates on these loans vary.

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

The company incurred approximately $1.9 million in gross interest expense during 2002, including $12,000 of interest income related to interest hedges accounted for under SFAS No. 133. The weighted average interest rate was 5.0%. The contractual principal payments due under the company's loan agreements are as follows:

IN THOUSANDS

2003              $    223
2004                    87
2005                37,486
2006                    62
2007                    62
Thereafter             465
                  --------
TOTAL             $ 38,385
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

4. ACCRUED SALARIES, WAGES AND EMPLOYEE BENEFITS:

Accrued salaries, wages and employee benefits were composed of the following:

IN THOUSANDS

                                  DEC. 29, 2002     DEC. 30, 2001
                                  -------------     -------------
Accrued compensation                  $2,086            $2,030
Accrued vacation                         622               533
Other                                     63                72
                                      ------            ------

TOTAL                                 $2,771            $2,635
                                      ======            ======

5. INCOME TAXES:

The company files a consolidated U.S. federal income tax return with its wholly owned U.S. subsidiaries. The company does not provide for federal income taxes on unremitted earnings of non-U.S. subsidiaries because the company assumes that there will be no repatriation. The foreign tax provision is for local country taxes.

The amounts of income before income taxes attributable to domestic and foreign operations were as follows:

IN THOUSANDS

                                                  FISCAL YEAR ENDED
                                    ----------------------------------------------
                                    DEC. 29, 2002    DEC. 30, 2001   DEC. 31, 2000
                                    -------------    -------------   -------------
Domestic                               $2,180           $3,405          $3,308
Foreign                                 5,012            5,035           5,522
                                       ------           ------          ------

TOTAL                                  $7,192           $8,440          $8,830
                                       ======           ======          ======

The provision (benefit) for income taxes consisted of the following:

IN THOUSANDS

                                                      FISCAL YEAR ENDED
                                        ----------------------------------------------
                                        DEC. 29, 2002    DEC. 30, 2001   DEC. 31, 2000
                                        -------------    -------------   -------------
Current:
  Federal                                  $   819          $   970         $   861
  State                                          2               23             (78)
  Foreign                                    1,261            1,223           1,423

Deferred                                       419              192             266

Change in Valuation Allowance                  (95)              82            (492)
                                           -------          -------         -------
                                           $ 2,406          $ 2,490         $ 1,980
                                           =======          =======         =======

A reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to income before income taxes and the actual provision for income taxes is as follows:

IN THOUSANDS

                                                                      FISCAL YEAR ENDED
                                                        ---------------------------------------------
                                                        DEC. 29, 2002    DEC. 30, 2001  DEC. 31, 2000
                                                        -------------    -------------  -------------
Income tax at U.S. federal statutory rate                   $ 2,445         $ 2,869         $ 3,002
State income taxes, net of federal income tax benefit            97              37              (5)
Foreign taxes at rates other than effective U.S. rates         (201)           (488)           (462)
Net (permanent benefits) nondeductible charges                  (35)            (24)            (67)
Change in tax valuation allowance                               (95)             82            (492)
Other, net                                                      195              14               4
                                                            -------         -------         -------

TOTAL PROVISION FOR INCOME TAXES                            $ 2,406         $ 2,490         $ 1,980
                                                            =======         =======         =======

Temporary differences which generate significant portions of the company's deferred tax assets and liabilities as of December 29, 2002 and December 30, 2001 were as follows:

IN THOUSANDS

                                                  DEC. 29, 2002   DEC. 31, 2001
                                                  -------------   -------------
Postretirement benefits other than pensions          $   347        $   344
Depreciation                                          (3,122)        (3,407)
Pension liability (asset)                              2,637         (2,213)
Net operating loss carryforwards                       1,981          2,285
Other, net                                                12            247
                                                     -------        -------
Total                                                  1,855         (2,744)
Less-Valuation allowance                              (1,357)        (1,452)
                                                     -------        -------

NET DEFERRED TAX ASSETS (LIABILITIES)                $   498        $(4,196)
                                                     =======        =======

Included in net deferred tax liabilities as of December 29, 2002 are unrealized tax benefits amounting to approximately $2.0 million related to net operating loss carryforwards. The realization of these tax benefits is contingent on future taxable net income being generated by certain foreign and domestic operations. A $0.5 million state tax benefit resulted from the merger of two of the company's subsidiaries in the fourth quarter of 2000. The life of the carryforwards is determined by various foreign and state taxation jurisdictions. Approximately $0.3 million of the net operating losses has an indefinite carryforward period. The remaining $1.7 million of net operating losses will expire between 2003 and 2017. The company has recognized a valuation allowance of approximately $1.4 million at December 29, 2002 that reduces the carrying value of unrealized net deferred tax benefits relating to net operating loss carryforwards to offset the deferred tax benefits that may not be realized.

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


   (in thousands except per share data)                    2002           2001         2000
Net income as reported                                   $   4,669     $   5,829     $   6,682
   Total stock-based employee compensation determined
          under the fair value method for all awards          (102)       (1,142)         (921)
         Tax benefit of fair value method                       34           337           203
                                                         ---------     ---------     ---------
Pro forma net income                                     $   4,601     $   5,024     $   5,964

Basic earnings per share
   As reported                                           $    0.86     $    1.06     $    1.18
   Pro forma                                             $    0.85     $    0.91     $    1.05

Diluted earnings per share
   As reported                                           $    0.86     $    1.05     $    1.18
   Pro forma                                             $    0.84     $    0.91     $    1.05

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

A summary of the status of the company's stock option plans as of December 29, 2002, December 30, 2001, and December 31, 2000, and changes during the years then ended, is presented in the tables below:

SHARES IN THOUSANDS

                                                2002                     2001                      2000
                                        --------------------      -------------------      ---------------------
                                                    WEIGHTED                 WEIGHTED                   WEIGHTED
                                                    AVERAGE                   AVERAGE                   AVERAGE
                                                    EXERCISE                 EXERCISE                   EXERCISE
                                        SHARES       PRICE       SHARES       PRICE       SHARES          PRICE
                                        ------      --------     ------      --------     ------        --------
Outstanding at beginning of year         827        $  11.22      841        $  11.21       859         $  11.54
Granted                                   22           11.40        3           12.50       132             8.75
Exercised                                (34)           9.18      (13)          10.05       (10)            8.75
Forfeited                                (24)          12.14       (4)          12.74      (140)           11.08
                                        ----        --------      ---        --------      -----        --------
OUTSTANDING AT END OF YEAR               791           11.27      827           11.22       841            11.21
                                        ----        --------      ---        --------      -----        --------
Exercisable at end of year               747           11.42      703           11.60       570            11.64
Weighted average fair value of
  options granted                                   $   5.12                 $   5.73                   $   4.50

As of December 29, 2002, the characteristics of the stock options under both plans were as follows:

                                                             RANGES OF EXERCISE PRICES
                                                          ---------------------------------
                                                          $8.625-$12.875      $13.00-$15.00
                                                          --------------      -------------
 Outstanding Options:
    Number                                                      603,540             188,000
    Weighted average exercise price                       $       10.46       $       13.93
    Weighted average remaining
       contractual life (in years)                                  5.1                 5.6
 Exercisable Options:
    Number                                                      559,240             188,000
    Weighted average exercise price                       $       10.57       $       13.93
 Nonexercisable Options:
    Number                                                       52,300                   -
    Weighted average exercise price                       $        9.25       $           -

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

The plan's funded status and amounts recognized in the company's consolidated financial statements, together with certain accumulated postretirement medical benefit obligations, are set forth in the following tables:

IN THOUSANDS

                                              PENSION BENEFITS                                OTHER BENEFITS
                                  --------------------------------------------    --------------------------------------------
                                  DEC. 29, 2002    DEC. 30, 2001 DEC. 31, 2000    DEC. 29, 2002   DEC. 30, 2001  DEC. 31, 2000
                                  -------------    ------------- -------------    -------------   -------------  -------------
Change in benefit obligation:
Benefit obligation at
  beginning of year                 $ 30,085        $ 30,252        $ 30,109        $    931        $    985        $  1,044
Interest cost                          2,171           2,174           2,176              53              69              71
Actuarial (gain) loss                  3,481               -             302            (164)            (17)            (41)
Benefits paid                         (2,368)         (2,341)         (2,335)            (85)           (106)            (89)
                                    --------        --------        --------        --------        --------        --------
BENEFIT OBLIGATION AT END OF
  YEAR                              $ 33,369        $ 30,085        $ 30,252        $    735        $    931        $    985
                                    ========        ========        ========        ========        ========        ========

Change in plan assets:
Fair value of plan assets at
  beginning of year                 $ 30,220        $ 33,849        $ 34,362        $      -        $      -        $      -
Actual return on plan assets          (2,240)         (1,288)          1,822               -               -               -
Employer contributions                     -               -               -              85             106              89
Benefits paid                         (2,368)         (2,341)         (2,335)            (85)           (106)            (89)
                                    --------        --------        --------        --------        --------        --------
FAIR VALUE OF PLAN ASSETS AT
  END OF YEAR                       $ 25,612        $ 30,220        $ 33,849        $      -        $      -        $      -
                                    ========        ========        ========        ========        ========        ========

Reconciliation of funded status:
Funded status                       $ (7,757)       $    135        $  3,597        $   (735)       $   (931)       $   (985)
Unrecognized net actuarial
  (gain)/loss                         14,414           6,372           2,307            (117)             43              60
Unrecognized prior service
   Cost                                    -               -               -             (44)            (49)            (56)
                                    --------        --------        --------        --------        --------        --------
PREPAID (ACCRUED)
   BENEFIT LIABILITY                $  6,657        $  6,507        $  5,904        $   (896)       $   (937)       $   (981)
                                    ========        ========        ========        ========        ========        ========

IN THOUSANDS

                                              PENSION BENEFITS                                OTHER BENEFITS
                                 --------------------------------------------  --------------------------------------------
                                 DEC. 29, 2002   DEC. 30, 2001  DEC. 31, 2000  DEC. 29, 2002   DEC. 30, 2001  DEC. 31, 2000
                                 -------------   -------------  -------------  -------------   -------------  -------------
AMOUNTS RECOGNIZED ON THE
  CONSOLIDATED BALANCE SHEET
Prepaid pension cost
(included
    in "Other Assets" in the
    Consolidated Balance Sheet)  $           -   $      6,507   $       5,904  $           -   $           -  $           -
Accrued benefit liability
    (included in "Other
    Employee Benefits" in the
    Consolidated Balance
    Sheet)                              (7,757)             -               -              -               -              -
Accumulated other
    comprehensive loss                  14,414              -               -              -               -              -
                                 -------------   ------------   -------------  -------------   -------------  -------------

NET AMOUNT                       $       6,657   $      6,507   $       5,904  $           -   $           -  $           -
                                 =============   ============   =============  =============   =============  =============

Weighted-average assumptions
as of October 31 of each
fiscal year:
Discount rate                             6.80%          7.50%           7.50%          6.80%           7.50%          7.50%
Expected return on plan assets            8.50%          9.00%           9.00%             -               -              -

Components of net periodic
pension cost (income):
Interest cost                    $       2,171  $       2,174   $       2,176  $          53   $          69  $          71
Expected return on plan assets          (2,450)        (2,778)         (2,824)             -               -              -
Amortization of prior service
  Cost                                       -              -               -             (6)             (6)            (6)
Recognized net actuarial
  (gain)/loss                              129              -               -             (4)              -              -
                                 -------------   ------------   -------------  -------------   -------------  -------------
NET PERIODIC
   BENEFIT COST
   (INCOME)                      $        (150) $        (604)  $        (648) $          43   $          63  $          65
                                 =============   ============   =============  =============   =============  =============

Assumed health care cost trend:
Initial trend rate                                                                     10.00%           6.56%          6.95%
Ultimate trend rate                                                                     5.00%           5.00%          5.00%
Year ultimate trend reached                                                             2008            2005           2005

A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                       ONE PERCENTAGE      ONE PERCENTAGE
                                       POINT INCREASE      POINT DECREASE
                                       --------------      --------------
Effect on total of service and
   interest cost components
   for 2002                            $           1       $          (1)
Effect on 2002 postretirement
   benefit obligation                              6                  (5)

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

IN THOUSANDS

                                                       SPAWN                FRESH              TOTAL
                                                      PRODUCTS            MUSHROOMS          REPORTABLE
                                                      SEGMENT              SEGMENT            SEGMENTS
                                                  --------------       --------------       -------------
Total Revenues                       2002         $       63,996       $       25,517       $     89,513
                                     2001         $       63,559       $       23,621       $     87,180
                                     2000         $       65,199       $       22,035       $     87,234

Intersegment Revenues                2002         $        1,321       $            -       $      1,321
                                     2001         $        1,269       $            -       $      1,269
                                     2000         $        1,287       $            -       $      1,287

Depreciation Expense                 2002         $        4,195       $        1,409       $      5,604
                                     2001         $        3,793       $        1,549       $      5,342
                                     2000         $        3,578       $        1,623       $      5,201

Operating Income                     2002         $       10,567       $        2,879       $     13,446
                                     2001         $       11,849       $        2,642       $     14,491
                                     2000         $       13,368       $        2,135       $     15,503

Net Fixed Asset Expenditures         2002         $        3,219       $        2,925       $      6,144
                                     2001         $        6,330       $        2,236       $      8,566
                                     2000         $        5,191       $          911       $      6,102

Assets                               2002         $       85,166       $       19,812       $    104,978
                                     2001         $       79,700       $       19,040       $     98,740
                                     2000         $       76,462       $       21,565       $     98,027

RECONCILIATION TO CONSOLIDATED FINANCIAL DATA

IN THOUSANDS

                                                 2002           2001          2000
                                               ---------     ---------     ---------
Revenues:
Total for reportable segments                  $  89,513     $  87,180     $  87,234
Elimination of intersegment revenues              (1,321)       (1,269)       (1,287)
                                               ---------     ---------     ---------
TOTAL CONSOLIDATED REVENUES                    $  88,192     $  85,911     $  85,947
                                               =========     =========     =========
Depreciation Expense:
Total for reportable segments                  $   5,604     $   5,342     $   5,201
Unallocated corporate expenses                        38            33            32
                                               ---------     ---------     ---------
TOTAL CONSOLIDATED DEPRECIATION
   EXPENSE                                     $   5,642     $   5,375     $   5,233
                                               =========     =========     =========
Operating Income:
Total for reportable segments                  $  13,446     $  14,491     $  15,503
Unallocated corporate expenses                    (4,386)       (3,500)       (3,989)
                                               ---------     ---------     ---------
TOTAL CONSOLIDATED OPERATING
   INCOME                                      $   9,060     $  10,991     $  11,514
                                               =========     =========     =========
Net Fixed Asset Expenditures:
Total for reportable segments                  $   6,144     $   8,566     $   6,102
Unallocated corporate expenditures                     -            33             2
                                               ---------     ---------     ---------
TOTAL CONSOLIDATED NET FIXED
   ASSET EXPENDITURES                          $   6,144     $   8,599     $   6,104
                                               =========     =========     =========
Assets:
Total for reportable segments                  $ 104,978     $  98,740     $  98,027
Prepaid pension asset from former operation            -         6,507         5,904
Unallocated corporate assets                       1,828         1,843         1,843
                                               ---------     ---------     ---------
TOTAL CONSOLIDATED ASSETS                      $ 106,806     $ 107,090     $ 105,774
                                               =========     =========     =========

GEOGRAPHIC ANALYSIS OF NET LONG-LIVED ASSETS

IN THOUSANDS

                                                              OTHER FOREIGN
           UNITED STATES       FRANCE         NETHERLANDS       COUNTRIES           TOTAL
           -------------      --------        -----------     -------------       --------
2002          $26,994          $11,202          $ 4,896          $15,695          $58,787
2001           26,161            9,219            4,457           14,439           54,276
2000           25,225            8,560            5,089           13,662           52,536

GEOGRAPHIC ANALYSIS OF REVENUES BASED ON LOCATION OF CUSTOMER

IN THOUSANDS

                                                             OTHER FOREIGN
           UNITED STATES        FRANCE        NETHERLANDS       COUNTRIES          TOTAL
           -------------       -------        -----------    --------------       --------
2002       $   45,273          $ 6,390        $   9,536      $    26,993          $88,192
2001           40,660            6,779            8,880           29,592           85,911
2000           41,703            7,440            8,778           28,026           85,947

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2). FINANCIAL STATEMENTS AND SCHEDULES

      The financial statements and financial statement schedules are included in
Item 8 of this annual report.

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

     21         Subsidiaries of the Registrant

     31         Rule 13a-14(a) Certification of Dennis C. Zensen        42

     31         Rule 13a-14(a) Certification of Donald A. Smith         43

     32         Section 1350 Certification of Dennis C. Zensen          44

     32         Section 1350 Certification of Donald A. Smith           45

------------------

*    Incorporated by reference.

**   Management contract.

(b)  REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAN INC.

By: /s/ FRED Y. BENNITT
    ----------------------------------
    Fred Y. Bennitt                                                 June 7, 2004
    Secretary/Treasurer